Form 10QSB
period 1996-04-21
LOGANS ROADHOUSE INC
filed 1996-06-05
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

          FORM 10-QSB - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        QUARTERLY OR TRANSITIONAL REPORT

                                  FORM 10-QSB

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 21, 1996
                                                --------------

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------


                       Commission file number 0-26400
                                              -------


                           LOGAN'S ROADHOUSE, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        TENNESSEE                                     62-1602074
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)



                     P.O. BOX 291047, NASHVILLE, TN  37229
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (615) 885-9056
- --------------------------------------------------------------------------------
              (Issuer's telephone number, including area code)

- --------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X       NO
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

                          CLASS                                          OUTSTANDING MAY 31, 1996
                          -----                                          ------------------------
                COMMON STOCK, $.01 PAR VALUE                                 4,007,500 SHARES

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES        NO  X
    -----    -----

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            LOGAN'S ROADHOUSE, INC.
                         (FORMERLY LOGAN'S PARTNERSHIP)
                                 BALANCE SHEETS



                                                         April 21, 1996
                    Assets                                (Unaudited)             Dec. 31, 1995
                                                       ----------------           -------------
Current assets:
     Cash and cash equivalents                         $     19,352,458             2,260,776
     Receivables:  trade and other                              197,812               184,875
     Inventories                                                182,912               157,938
     Preopening costs                                           438,961               376,014
     Prepaid expenses and other current assets                  145,685               232,788
                                                       ----------------            ----------
          Total current assets                               20,317,828             3,212,391

Property, plant and equipment, net                           18,960,687            16,600,294
Other assets                                                     59,016                56,017
                                                       ----------------            ----------
                                                       $     39,337,531            19,868,702
                                                       ================            ==========
          Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                  $      1,058,507               730,176
     Accrued payroll and related expenses                       457,359               443,348
     Deferred revenue                                           137,611               239,959
     Income taxes payable                                       166,687                49,700
     Accrued state and local taxes                              523,470               450,475
     Current portion of long-term
          debt obligations (note 4)                             -                     639,439
     Deferred income taxes                                      139,300               139,300
                                                       ----------------            ----------
          Total current liabilities                           2,482,934             2,692,397
                                                       ----------------            ----------
Long-term obligations, less current portion
     (note 4)                                                   -                   1,939,812
Deferred income taxes                                           181,900               181,900
                                                       ----------------            ----------
          Total liabilities                                   2,664,834             4,814,109
Shareholders' equity (note 2):
     Common stock, $0.01 par value;
        Authorized 15,000,000 shares;  issued
        4,007,500 and 3,145,000 shares, respectively             40,075                31,450
     Additional paid-in capital                              35,053,404            14,302,035
     Retained earnings                                        1,579,218               721,108
                                                       ----------------            ----------
          Total shareholders' equity                         36,672,697            15,054,593
                                                       ----------------            ----------
                                                       $     39,337,531            19,868,702
                                                       ================            ==========

See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.
                         (FORMERLY LOGAN'S PARTNERSHIP)
                       STATEMENTS OF EARNINGS (UNAUDITED)



                                                     Sixteen Weeks Ended:
                                               --------------------------------
                                               April 21, 1996    April 16, 1995
                                               --------------    --------------
Net restaurant sales                           $  10,905,150       6,856,722

Costs and expenses:
   Food and beverage                               3,596,148       2,424,221
   Labor and benefits                              3,008,121       1,841,796
   Occupancy and other                             1,673,241       1,209,350
   Depreciation and amortization                     478,613         205,466
   General and administrative                        744,639         468,929
                                               -------------       ---------
                                                   9,500,762       6,149,762
                                               -------------       ---------
     Income from operations                        1,404,388         706,960

Interest expense, net                                 63,592          55,997
                                               -------------       ---------
     Earnings before taxes                         1,340,796         650,963

Income taxes (note 3)                                482,687         230,571
                                               -------------       ---------
     Net earnings (note 3)                     $     858,109         420,392
                                               =============       =========
Earnings per share (note 3)                    $        0.26            0.21
                                               =============       =========
Weighted average shares outstanding (note 3)       3,312,136       2,045,000
                                               =============       =========



See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.
                         (FORMERLY LOGAN'S PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS



                                                           Sixteen Weeks Ended
                                                     April 21, 1996   April 16, 1995
                                                     --------------   --------------
Cash flows from operating activities:
   Net earnings                                      $     858,109         650,963
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Depreciation and amortization                    478,613         205,467
   Net effect of changes in current assets and
       current liabilities                                 203,034        (162,983)
                                                     -------------      ----------
      Net cash provided by operating activities          1,539,756         693,447
                                                     -------------      ----------
Cash flows from investing activities:
   Additions to property, plant and equipment           (2,625,817)     (1,407,084)
   Increase in other assets                                 (3,000)         -
                                                     -------------      ----------
      Net cash used by investing activities             (2,628,817)     (1,407,084)
                                                     -------------      ----------
Cash flows from financing activities:
   Net proceeds from secondary public offering          20,759,994          -
   Proceeds from issuance of long-term debt                 -              677,000
   Payments on long-term obligations                    (2,579,251)        (93,624)
   Partner distributions and costs relating to the
         formation of the new corporate structure           -             (238,229)
                                                     -------------      ----------
      Net cash provided by financing activities         18,180,743         345,147
                                                     -------------      ----------
Net increase (decrease) in cash                         17,091,682        (368,490)

Cash and cash equivalents, beginning of period           2,260,776         400,123
                                                     -------------      ----------
Cash and cash equivalents, end of period             $  19,352,458          31,633
                                                     =============      ==========


See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.
                         (FORMERLY LOGAN'S PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
             SIXTEEN WEEKS ENDED APRIL 21, 1996 AND APRIL 16, 1995


(1)      BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company without audit, with the exception of the December 31, 1995 balance sheet which was derived from the audited financial statements included in the Company's December 31, 1995 Annual Report. The financial statements include balance sheets, statements of earnings and statements of cash flows and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Item 310 (b) of Regulation S-B.

         From inception through July 25, 1995, the Company was a partnership and, accordingly, incurred no federal or state income tax liability. The discussion of financial condition and results of operations included in the paragraphs that follow reflect a pro forma adjustment for federal and state taxes that would have been recorded during the first quarter of 1995 if the Company had been subject to corporate income taxes for such period.

         In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

         These financial statements, note disclosures and other information should be read in conjunction with the "Selected Financial Data" financial statements and the notes thereto included in the Company's December 31, 1995 Annual Report.

         For accounting purposes, the Company has adopted a 52/53 week fiscal year ending on the last Sunday in December. For financial reporting purposes, the first quarter consists of sixteen weeks with the second, third and fourth quarters each consisting of twelve weeks (thirteen weeks in the 4th Quarter of a 53 week year).


(2)      REGISTERED PUBLIC OFFERINGS

         On July 26, 1995, the Company completed its initial public offering whereby 1.1 million shares of common stock were sold in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $13.3 million. The net proceeds were used to repay approximately $1.7 million under its existing line of credit and to purchase for approximately $6.1 million land, buildings and leasehold improvements for five restaurants which had previously been leased. The remaining $5.5 million of net proceeds have been used, together with cash from operations and borrowings, to fund the development of additional restaurants and for the maintenance and improvement of existing restaurants.

         Pursuant to a registered public offering on April 10, 1996, the Company sold 862,500 common shares at $26.00 per share. After deducting expenses of the offering, proceeds to the Company amounted to approximately $20.8 million. From the net proceeds the Company has repaid approximately $2.4 million of outstanding indebtedness and plans to use the remaining $18.4 million of net proceeds, together with cash on hand and cash flow from operations, to open 11 or 12 additional restaurants during the remainder of 1996 and 1997, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors. The Company currently has 4,007,500 common shares outstanding.


(3)      FORMATION OF LOGAN'S ROADHOUSE, INC. AND PRO FORMA ADJUSTMENTS

         Prior to the effective date of the initial public offering (July 26, 1995), the Company operated as a partnership. On July 25, 1995, the partners of Logan's Partnership exchanged their respective partnership interests for an aggregate of 2,045,000 shares of common stock of the Company pursuant to a reorganization. Logan's Partnership's historical carrying value for assets and liabilities carried over to the Company upon consummation of the reorganization. Income taxes on earnings of the Company through April 16, 1995 were the responsibility of the partners. Income tax expense as reflected for the period ended April 16, 1995, provided for pro forma income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes assuming that a corporation existed during the entire period. Net earnings per share for the period ended April 16, 1995, is based on the number of shares which would have been outstanding assuming the partners had been shareholders and is based on the number of shares the partners received when the reorganization was consummated.

(4)      LONG-TERM OBLIGATIONS

         The following is a summary of long-term obligations at April 21, 1996 and December 31, 1995, respectively.


                                                                           April 21, 1996              December 31, 1995
                                                                           --------------             ------------------
Installment notes payable bearing interest at prime rate
(8.5% at Dec. 31, 1995).  The notes were secured by
certain furniture, fixtures and equipment and were paid
prior to maturity . . . . . . . . . . . . . . . . . . . . . . .                  -                        1,659,988


Capital lease obligations with interest rates ranging
from 8.8% to 12.8%  . . . . . . . . . . . . . . . . . . . . . .                  -                          648,910


Unsecured installment notes payable to a fianancing
company bearing interest at 8.4%.  The notes were paid
prior to maturity   . . . . . . . . . . . . . . . . . . . . . .                  -                          270,353
                                                                                                          ---------

                                                                                 -                        2,579,251
Less current installments, including capital lease
obligations . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                         (639,439)
                                                                                                          ---------

                                                                                 -                        1,939,812
                                                                                                          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the first quarter (16 weeks) ended April 21, 1996. This section should be read in connection with the Selected Financial Data and financial statements and related notes included in the Company's December 31, 1995 Annual Report.

         On April 10, 1996, the Company completed a secondary offering whereby it sold 862,500 shares of common stock in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $20.8 million. The Company currently has 4,007,500 common shares outstanding.


Results of Operations

         The following table sets forth for the periods indicated, the percentages which items in the statements of earnings bear to net sales.


                                                                       Percentage of Net Restaurant Sales
                                                                       ----------------------------------

                                                                                  1st Quarter
                                                                                (16 Weeks Ended)
                                                                                ---------------
                                                                       April 21, 1996       April 16,1995
                                                                       --------------       --------------
Net restaurant sales  . . . . . . . . . . . . . . . . . . .                 100.0%               100.0%
Costs and expenses:
        Food and beverage . . . . . . . . . . . . . . . . .                  33.0                 35.4
        Labor and benefits  . . . . . . . . . . . . . . . .                  27.6                 26.9
        Occupancy and other . . . . . . . . . . . . . . . .                  15.3                 17.6
        Depreciation and amortization . . . . . . . . . . .                   4.4                  3.0
        General and administrative  . . . . . . . . . . . .                   6.8                  6.8
                                                                           ------               ------
                Total operating costs and expenses  . . . .
                                                                             87.1                 89.7
                                                                           ------               ------
                Operating income  . . . . . . . . . . . . .                  12.9                 10.3
Interest expense, net . . . . . . . . . . . . . . . . . . .                    .6                   .8
                                                                           ------               ------
                Earnings before taxes . . . . . . . . . . .                  12.3                  9.5
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                   4.4                  3.4
                                                                           ------               ------
                Net earnings  . . . . . . . . . . . . . . .                   7.9%                 6.1%
                                                                           ======               ======

Net restaurant sales

     Sales during the first quarter (16 weeks) of 1996 increased 59.0% when compared to the first quarter of 1995. The following table indicates percentage sales changes by components for the first quarter of 1996 as compared to the first quarter of 1995.

                                                    1st Quarter
                                                     (16 weeks)
                                                Ended April 21, 1996
                                                --------------------
                                                            % of
     Restaurants                                     No.   Change
     -----------                                     ---   ------
In operation, for comparable quarters                 5    (0.2%)

Newly opened (non-comparable)                         5    59.2
                                                     --    ----

                                                     10    59.0%
                                                     ==    ====

     Since the beginning of the first quarter of 1995, the Company has opened five new restaurants bringing to ten the number of restaurants in operation at April 21, 1996. The 0.2% decrease in same store sales for the first quarter of 1996 is primarily attributable to the unusually severe winter weather in January and early February in all of the Company's markets as well as a relatively high 10.6% increase in same store sales for the first quarter of 1995. In late November 1995, the Company implemented a 3.0% menu price increase. Alcoholic beverage sales, consisting of liquor and beer, accounted for 12.5% and 13.0% of net restaurant sales for the first quarters of 1996 and 1995, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.


Food and beverage costs

     This category consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to all customers, are reflected in this category.

     Food and beverage costs decreased 2.4% as a percentage of net sales from 35.4% in the first quarter of 1995 to 33.0% in the first quarter of 1996. Management attributes the first quarter 2.4% decline to lower beef prices and the switch to a new food distributor during the fourth quarter of 1995. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the first quarter may not necessarily be indicative of results to be expected for the year. The Company has historically experienced higher food costs during the spring (second quarter) and summer (third quarter) time periods.

Labor and benefits

     Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

     As a percentage of net sales, labor and benefits increased .7% from 26.9% in the first quarter of 1995 to 27.6% in the first quarter of 1996. The first quarter increase of .7% is primarily attributable to the effects of the adverse winter weather that disrupted labor schedules and efficiency. In addition, the Company opened a new unit during the quarter with associated high labor costs. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30-60 day post-opening period, hourly labor schedules are gradually adjusted to provide maximum efficiency with existing sales volume.


Occupancy and other

     Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of rent and advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

     These costs, as a percentage of net sales, have declined 2.3% from 17.6% in the first quarter of 1995 to 15.3% in the first quarter of 1996.

     As a result of operating with a larger restaurant base during the first quarter, occupancy and other costs and expenses have increased in total absolute dollars. The percentage decline of 2.3% in the first quarter is primarily attributable to the elimination of a substantial amount of rent expense. In connection with the Company's initial public offering in July, 1995, five leased facilities consisting of land, buildings and leasehold improvements were purchased for $6.1 million. Accordingly, rent expense in this category has significantly declined since July 1995.


Depreciation and amortization

     The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's pre-opening costs, which include costs of hiring and training the initial staff and certain other costs. The pre-opening costs are amortized on a straight-line basis over a one-year period commencing with a restaurant's opening. As of April 21, 1996, the Company had unamortized pre-opening costs of $438,961.

     For the first quarter of 1996, depreciation and amortization amounted to $478,613, an increase of $273,147 or 132.9% over the comparable period in 1995. As a percentage of net restaurant sales, these expenses were 4.4% and 3.0% for the first quarters of 1996 and 1995, respectively. These increases are primarily the result of the aforementioned purchase of five leased facilities and of increased depreciation and amortization resulting from the opening of five new restaurants since the beginning of 1995. Although the Company prefers to own rather than lease its restaurant facilities and plans to pursue this policy, where possible, in subsequent quarters, the Company will continue to lease properties in certain locations.


General and administrative

     General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training, rent and office supplies are the major items of expense in this category.

     For the first quarter of 1996, general and administrative expenses amounted to $744,639, an increase of $275,710 or 58.8% over the comparable period in 1995. As a percentage of net sales, these expenses were 6.8% for both the first quarters of 1996 and 1995.

     The dollar increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of finance, accounting, human resources, operations, training and real estate reflecting the increased level of organizational support necessary to support the Company's growing restaurant base. Since July 1995, the Company has also incurred certain additional costs associated with operating as a public company. Because of the Company's expansion plans and the expected increase in net sales as a result thereof, management expects these expenses to continue to increase during 1996 in absolute dollars, but to decline slightly as a percentage of net sales. For a discussion of factors affecting the Company's plans to open additional restaurants, see "Liquidity and Capital Resources".


Interest expense, net

     Interest expense primarily includes costs and expenses associated with various debt-financed capital expenditures and capital leases, net of interest income from short-term investments.

     For the first quarter of 1996, net interest expense amounted to $63,592, an increase of $7,595 or 13.6% over the comparable period in 1995. As a percentage of net sales, this expense was .6% and .8% for the first quarters of 1996 and 1995, respectively.

Income taxes

     The effective tax rates for the first quarters of 1996 and 1995 were 36.0% and 35.4%, respectively. From inception through July 25, 1995, the Company was a partnership and accordingly incurred no federal or state income tax liability. Included in the first quarter of 1995 is a pro forma adjustment that provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for the period indicated.


Net earnings

     As a result of the factors discussed above, net earnings in the first quarter of 1996 increased 104.1% to $858,109 or 7.9% of net sales from $420,392 or 6.1% of net sales in the first quarter of 1995. Earnings per share increased 23.8% in the first quarter of 1996 to 26c. from 21c. in the first quarter of 1995 with a 62.0% increase in common shares outstanding.


Liquidity and Capital Resources

     On April 10, 1996, the Company completed a secondary offering whereby 862,500 shares of common stock were sold in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $20.8 million. From the net proceeds, the Company has repaid approximately $2.4 million of outstanding indebtedness and plans to use the remaining $18.4 million of net proceeds, together with cash on hand and cash flow from operations to open 11 or 12 additional restaurants during the remainder of 1996 and 1997. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that these new restaurants will be operated profitably.

     The Company's principal capital needs arise from the development of new restaurant facilities and, to a lesser extent, maintenance and improvement of its existing facilities. Prior to the Company's initial public offering in late July 1995, the principal sources of capital to fund the aforementioned expenditures have been cash flow, bank borrowings and lease financing. The following table provides certain information regarding the Company's sources and uses of capital for the periods presented.



                                                1st Quarter
                                                (16 Weeks)            Fiscal Year Ended
                                                   Ended       -----------------------------
                                              April 21, 1996   Dec. 31, 1995   Dec. 25, 1994
                                              --------------   -------------   -------------
                                                               (in thousands)
Cash flow from operations . . . . . . . . .     $ 1,540          $  3,022         $ 2,195
Net proceeds from public offering . . . . .      20,760            13,048               -
Capital expenditures  . . . . . . . . . . .      (2,626)          (13,886)         (2,047)
Net borrowings (repayments) . . . . . . . .      (2,579)              529             806

     Since inception, the Company's single largest use of funds has been for capital expenditures consisting of land, building, equipment and preopening costs associated with its restaurant expansion program. The substantial growth of the Company over the period has not required significant additional working capital. Sales are predominately cash and the business does not require significant receivables or inventories. In addition, it is common to receive trade credit for the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

     The Company prefers to own its restaurant facilities when possible rather than lease. The cost of developing the Company's prototype Logan's Roadhouse restaurant is estimated to range from $1.9 to $2.5 million, including $825,000 for building costs, $400,000 for equipment costs and $150,000 for preopening costs. Land acquisition costs, including site preparation, are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of development for a new restaurant will not include land acquisition costs if the property is leased rather than purchased. The Company plans to open 11 or 12 restaurants during the remainder of 1996 and in 1997, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors.

     Capital expenditures and preopening costs planned for 1996 total approximately $12.2 million. Of this amount, $11.8 million will be used for the development of eight new restaurants, five of which are scheduled to open in 1996 (two of which are under construction), and $350,000 will be used for various renovations and replacements of equipment in existing restaurants. In 1997, capital expenditures and preopening costs are estimated to range from approximately $14.0 million to $16.3 million for the development of 10 or 11 new restaurants of which seven or eight are expected to be opened in 1997. In addition, the Company plans to spend $200,000 in 1997 to renovate and replace equipment in existing restaurants.

     Management believes that the net proceeds of the secondary offering, together with available cash reserves and cash provided from operations, will be sufficient to fund the Company's expansion plans through 1997. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed it plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

     In order to provide any additional funds necessary to pursue the Company's growth strategy, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

     This report contains certain forward-looking statements, including those relating to the opening of additional restaurants and planned capital expenditures, each of which is accompanied by specific, cautionary language.

                          PART II - OTHER INFORMATION



Item 6:    Exhibits and Reports on Form 8-K

           (a)          Exhibits.

           Exhibit
           Number            Description of Exhibits
           ------            -----------------------
           *10.1        --   Loan Agreement, dated February 16, 1996, between
                             the Registrant and First American National Bank

           *10.2        --   Master Secured Promissory Note, dated February 16,
                             1996, of the Registrant to First American
                             National Bank

           *10.3        --   Letter Agreement, dated January 9, 1996, between
                             the Registrant and Coca-Cola Fountain

           *10.4        --   Area Development Agreement, dated January 12,
                             1996, between the Registrant, L. W. Group, Inc.
                             and David K. Wachtel, Jr.

           *10.5        --   Franchise Agreement, dated January 12, 1996,
                             between the Registrant, L. W. Group, Inc. and
                             David K. Wachtel, Jr.

              27        --   Financial Data Schedule(for SEC use only).

- -------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2570).


           (b)          Reports on Form 8-K

           The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LOGAN'S ROADHOUSE, INC.




                             By: /s/ David J. McDaniel
                                ------------------------------------------
                                   David J. McDaniel,
                                   Vice President, Treasurer and Secretary
                                   (Chief Financial Officer)


Date:  June 4, 1996