Form 10QSB
period 1996-07-14
LOGANS ROADHOUSE INC
filed 1996-08-28
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

           FORM 10-QSB - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                                   FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended July 14, 1996

/ / TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ________ to ________

                         Commission file number 0-26400

                             LOGAN'S ROADHOUSE, INC.
        (Exact name of small business issuer as specified in its charter)

                           TENNESSEE                                 62-1602074
(State or other jurisdiction of incorporation or organization)     (IRS Employer
                                                                Identification No.)

                      P. O. BOX 291047, NASHVILLE, TN 37229
                    (Address of principal executive offices)

                                 (615) 885-9056
                (Issuer's telephone number, including area code)


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
Yes  x     No
   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                            Outstanding August 23, 1996
                   -----                            ---------------------------
        Common stock, $.01 par value                     6,011,236 shares

  Transitional Small Business Disclosure Format (check one): Yes      No  x
                                                                -----   -----

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                             LOGAN'S ROADHOUSE, INC.
                                 BALANCE SHEETS

                                                         July 14, 1996
                            Assets                        (Unaudited)     Dec. 31, 1995
- ----------------------------------------------------     -------------    -------------
Current assets:
     Cash and cash equivalents                            $16,705,684        2,260,776
     Receivables:  trade and other                            394,197          184,875
     Inventories                                              226,867          157,938
     Preopening costs                                         595,703          376,014
     Prepaid expenses and other current assets                 64,057          232,788
                                                          -----------      -----------

          Total current assets                             17,986,508        3,212,391

Property, plant and equipment, net                         22,334,871       16,600,294
Other assets                                                   68,116           56,017
                                                          -----------      -----------
          Total assets                                    $40,389,495       19,868,702
                                                          ===========      ===========

        Liabilities and Shareholders' Equity
- ----------------------------------------------------

Current liabilities:
     Accounts payable                                     $   852,870          730,176
     Accrued payroll and related expenses                     489,480          443,348
     Deferred revenue                                         140,039          239,959
     Income taxes payable                                     166,223           49,700
     Accrued state and local taxes                            768,710          450,475
     Current portion of long-term
          debt obligations (note 4)                                --          639,439
     Deferred income taxes                                    139,300          139,300
                                                          -----------      -----------

          Total current liabilities                         2,556,622        2,692,397

Long-term obligations, less current portion
     (note 4)                                                      --        1,939,812
Deferred income taxes                                         181,900          181,900
                                                          -----------      -----------
          Total liabilities                                 2,738,522        4,814,109
Shareholders' equity (note 2):
     Common stock, $0.01 par value;
        Authorized 15,000,000 shares; issued
        6,011,236 and 4,717,500 shares, respectively           40,075           31,450
     Additional paid-in capital                            35,050,669       14,302,035
     Retained earnings                                      2,560,229          721,108
                                                          -----------      -----------

          Total shareholders' equity                       37,650,973       15,054,593
                                                          -----------      -----------
          Total liabilities and shareholders' equity      $40,389,495       19,868,702
                                                          ===========      ===========

See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                        Twelve Weeks Ended:               Twenty-eight Weeks Ended:
                                                 --------------------------------      --------------------------------
                                                 July 14, 1996       July 9, 1995      July 14, 1996       July 9, 1995
                                                 -------------       ------------      -------------       ------------
Net restaurant sales                              $  9,077,203          6,400,121       $ 19,982,353         13,256,843

Costs and expenses:
   Food and beverage                                 3,039,026          2,334,232          6,635,174          4,758,453
   Labor and benefits                                2,464,283          1,780,976          5,472,404          3,622,772
   Occupancy and other                               1,330,828          1,128,508          3,004,069          2,337,858
   Depreciation and amortization                       381,671            201,086            860,284            406,552
   General and administrative                          548,869            336,893          1,293,508            805,822
                                                  ------------       ------------       ------------       -------------
                                                     7,764,677          5,781,695         17,265,439          11,931,457
                                                  ------------       ------------       ------------       -------------

     Income from operations                          1,312,526            618,426          2,716,914          1,325,386

Other income and (expense):
     Interest, net                                     158,175            (76,386)            94,583           (132,383)
     Franchise fee and royalties                        33,291                 --             33,291                 --
                                                  ------------       ------------       ------------       -------------
                                                       191,466            (76,386)           127,874            (132,383)
                                                  ------------       ------------       ------------       -------------

     Earnings before income taxes                    1,503,992            542,040          2,844,788          1,193,003

Income tax expense (note 3)                            522,980            192,229          1,005,667            422,800
                                                  ------------       ------------       ------------       -------------

     Net earnings (note 3)                        $    981,012            349,811          1,839,121            770,203
                                                  ============       ============       ============       =============

Earnings per share (note 3)                       $       0.16               0.11               0.33               0.25
                                                  ============       ============       ============       =============

Weighted average shares outstanding (note 3)         6,198,342          3,067,500          5,498,110          3,067,500
                                                  ============       ============       ============       =============

See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                            STATEMENTS OF CASH FLOWS

                                                           Twenty-eight Weeks Ended
                                                       --------------------------------
                                                       July 14, 1996       July 9, 1995
                                                       -------------       ------------
Cash flows from operating activities:
   Net earnings                                         $  1,839,121          1,193,003
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
          Depreciation and amortization                      860,284            406,552
   Net effect of changes in current assets and
       current liabilities                                  (190,664)            27,452
                                                        ------------       ------------
      Net cash provided by operating activities            2,508,741          1,627,007
                                                        ------------       ------------

Cash flows from investing activities:
   Additions to property, plant and equipment             (6,229,742)        (2,473,638)
   Increase in other assets                                  (12,099)           (17,582)
                                                        ------------       ------------
      Net cash used by investing activities               (6,241,841)        (2,491,220)
                                                        ------------       ------------

Cash flows from financing activities:
   Net proceeds from secondary public offering            20,757,259                 --
   Proceeds from issuance of long-term debt                       --          1,339,000
   Payments on long-term obligations                      (2,579,251)          (183,579)
   Partner distributions and costs relating to the
         formation of the new corporate structure                 --           (502,591)
                                                        ------------       ------------
      Net cash provided by financing activities           18,178,008            652,830
                                                        ------------       ------------

Net increase (decrease) in cash                           14,444,908           (211,383)

Cash and cash equivalents, beginning of period             2,260,776            400,123
                                                        ------------       ------------

Cash and cash equivalents, end of period                $ 16,705,684            188,740
                                                        ============       ============

See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
             TWENTY-EIGHT WEEKS ENDED JULY 14, 1996 AND JULY 9, 1995


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

         From inception through July 25, 1995, the Company was a partnership and, accordingly, incurred no federal or state income tax liability. The discussion of financial condition and results of operations included in the paragraphs that follow reflect a pro forma adjustment for federal and state taxes that would have been recorded during the first quarter and six-month period of 1995 if the Company had been subject to corporate income taxes for such period.

         For accounting purposes, the Company has adopted a 52/53 week fiscal year ending on the last Sunday in December. For financial reporting purposes, the first quarter consists of 16 weeks with the second, third and fourth quarters each consisting of 12 weeks (13 weeks in the fourth quarter of a 53 week year).


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

         Pursuant to a registered public offering on April 10, 1996, the Company sold 862,500 common shares at $26 per share. After deducting expenses of the offering, proceeds to the Company amounted to approximately $20.8 million. From the net proceeds, the Company has repaid approximately $2.4 million of outstanding indebtedness and plans to use the remaining $18.4 million of net proceeds, together with cash on hand, cash flow from operations, and lease financing to open 10 or 11 additional restaurants during the remainder of 1996 and 1997, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors.

         On May 9, 1996, the Company's Board of Directors authorized a three for two stock split in the form of a 50% stock dividend which was payable on June 5, 1996, to shareholders of record on May 20, 1996. Prior to the stock split, the Company had 4,007,500 common shares outstanding. A total of 2,003,736 common shares were issued in connection with the split bringing the new common shares outstanding to 6,011,236 at July 14, 1996. All references in the accompanying financial statements to weighted-average shares outstanding and per share amounts have been restated to reflect the split.


(3) FORMATION OF LOGAN'S ROADHOUSE, INC. AND PRO FORMA ADJUSTMENTS

         Prior to the effective date of the initial public offering (July 26, 1995), the Company operated as a partnership. On July 25, 1995, the partners of Logan's Partnership exchanged their respective partnership interests for an aggregate of 3,067,500 shares (giving effect to a three for two stock split) of common stock of the Company pursuant to a reorganization. Logan's Partnership's historical carrying value for assets and liabilities carried over to the Company upon consummation of the reorganization. Income taxes on earnings of the Company through July 9, 1995 were the responsibility of the partners. Income tax expense as reflected for the period(s) ended July 9, 1995, provided for pro forma income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes assuming that a corporation existed during the entire period. Net earnings per share for the period(s) ended July 9, 1995, is based on the number of shares which would have been outstanding assuming the partners had been shareholders and is based on the number of shares the partners received when the reorganization was consummated.

(4) LONG-TERM OBLIGATIONS

         The following is a summary of long-term obligations at July 14, 1996 and December 31, 1995, respectively.

                                                                       July 14, 1996     December 1, 1995
                                                                       -------------     ----------------
Installment notes payable bearing interest at prime rate
(8.5% at Dec. 31, 1995).  The notes were secured by certain
furniture, fixtures and equipment and were paid prior to
maturity.........................................................            -                 1,659,988


Capital lease obligations with interest rates ranging from
8.8% to 12.8%....................................................            -                   648,910


Unsecured installment notes payable to a fianancing company
bearing interest at 8.4%.  The notes were paid prior to
maturity.........................................................            -                   270,353
                                                                                               ---------

            Total long-term obligations..........................            -                 2,579,251
Less current installments, including capital lease
obligations......................................................            -                  (639,439)
                                                                                               ---------

            Long-term obligations, less current portion .........            -                 1,939,812
                                                                                               =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the second quarter (12 weeks) and six-months (28 weeks) ended July 14, 1996. This section should be read in connection with the Selected Financial Data and financial statements and related notes included in the Company's December 31, 1995 Annual Report.

         On April 10, 1996, the Company completed a secondary offering whereby it sold 1,293,750 shares (giving effect to a three for two stock split) of common stock in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $20.8 million. The Company currently has 6,011,236 shares of common stock outstanding after a three for two stock split which was payable on June 5, 1996.


Results of Operations

         The following table sets forth for the periods indicated, the percentages which items in the statements of earnings bear to net sales.

                                                                                Percentage of Net Restaurant Sales
                                                                -------------------------------------------------------------------
                                                                        Second Quarter                        Six Months
                                                                       (12 Weeks Ended)                    (28 Weeks Ended)
                                                                ------------------------------     --------------------------------
                                                                July 14, 1996     July 9, 1995     July 14, 1996       July 9, 1995
                                                                -------------     ------------     -------------       ------------
Net restaurant sales ....................................          100.0%            100.0%            100.0%              100.0%
Costs and expenses:
        Food and beverage................................           33.5              36.5              33.2                35.9
        Labor and benefits...............................           27.1              27.8              27.4                27.3
        Occupancy and other..............................           14.7              17.6              15.0                17.6
        Depreciation and amortization....................            4.2               3.1               4.3                 3.1
        General and administrative.......................            6.0               5.3               6.5                 6.1
                                                                   -----             -----             -----               -----
                Total operating costs and expenses.......           85.5              90.3              86.4                90.0
                                                                   -----             -----             -----               -----
                Income from operations...................           14.5               9.7              13.6                10.0
Other income (expense), net..............................            2.1              (1.2)               .6                (1.0)
                                                                   -----             -----             -----               -----
                Earnings before income taxes.............           16.6               8.5              14.2                 9.0
Income tax expense.......................................            5.8               3.0               5.0                 3.2
                                                                   -----             -----             -----               -----
                Net earnings.............................           10.8%              5.5%              9.2%                5.8%
                                                                   =====             ======            =====               =====

Net restaurant sales

         Sales during the second quarter (12 weeks) and six-month period (28 weeks) ended July 14, 1996, increased 41.8% and 50.7%, respectively, when compared to the comparable periods of last year. The following table indicates sales increases by components for both periods as compared to the comparable periods last year.

                                                      Second Quarter          Six Months
                                                        (12 weeks)            (28 weeks)
                                                   Ended July 14, 1996    Ended July 14, 1996
                                                   -------------------    -------------------
                                                               % of                   % of
         Restaurants                                 No.      Change        No.      Change
         -----------                                 ---      ------        ---      ------
In operation, for comparable quarters                 5         1.3%         5          .4%

Newly opened (non-comparable)                         7        40.5          7        50.3
                                                     --        ----         --        ----

                                                     12        41.8%        12        50.7%
                                                     ==        ====         ==        ====

         The Company opened four new restaurants in 1995 and has opened three new restaurants thus far in 1996; one during the first quarter and two during the second quarter. The Company had 12 restaurants in operation at July 14, 1996. The 1.3% increase in same store sales for the second quarter of 1996 is primarily attributable to a 3% menu price increase which was implemented in late November, 1995. For the six-month period, same store sales increased .4%. This relatively small increase is primarily a result of the unusually severe winter weather in January and early February. Alcoholic beverage sales, consisting of liquor and beer, accounted for 12.0% and 12.9% of net restaurant sales for the six-month periods ended July 14, 1996 and July 9, 1995, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.


Food and beverage costs

         This category primarily consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to all customers, are reflected in this category.

         Food and beverage costs decreased 3.0% as a percentage of net sales from 36.5% in the second quarter of 1995 to 33.5% in the second quarter of 1996 and decreased 2.7% from 35.9% for the six-month period ended July 9, 1995 to 33.2% for the six-month period ended July 14, 1996. Management attributes the overall decreases in both periods to lower beef and produce prices and the switch to a new food distributor during the fourth quarter of 1995. In addition, cost increases were partially offset by a 3% menu price increase in late November, 1995. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the second quarter and six-month period ended July 14, 1996 may not necessarily be indicative of results to be expected for the year. The Company has historically experienced higher food costs during the spring (second quarter) and summer (third quarter) time periods.


Labor and benefits

         Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

         As a percentage of net sales, labor and benefits decreased .7% from 27.8% in the second quarter of 1995 to 27.1% in the second quarter 1996 and increased .1% from 27.3% for the six months ended July 9, 1995 to 27.4% for the six months ended July 14, 1996.

         During the current six-month period, three new restaurants have been opened, two of which were opened toward the end of the second quarter. The second quarter decrease of .7% is primarily attributable to a lower number of new store operating weeks as compared to the second quarter of last year. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30-60 day post-opening period, hourly labor schedules are gradually adjusted to provide maximum efficiency with existing sales volume.


Occupancy and other

         Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of rent and advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

         Occupancy and other costs as a percentage of net sales decreased 2.9% from 17.6% in the second quarter of 1995 to 14.7% in the second quarter of 1996 and decreased 2.6% from 17.6% for the six-month period ended July 9, 1995 to 15.0% for the six months ended July 14, 1996.

         As a result of operating with a larger restaurant base during 1996, occupancy and other costs and expenses have increased in total absolute dollars. The percentage declines in both periods is primarily attributable to the elimination of a substantial amount of rent expense. In connection with the Company's initial public offering in July, 1995, five leased facilities consisting of land, buildings and leasehold improvements were purchased for $6.1 million. Accordingly, rent expense in the category has significantly declined since July 1995.

Depreciation and amortization

         The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's pre-opening costs, which include costs of hiring and training the initial staff and certain other costs. The pre-opening costs are amortized over a one-year period commencing with a restaurant's opening. As of July 14, 1996, the amount of pre-opening costs, net of amortization, on the Company's balance sheet was $595,703.

         For the second quarter of 1996, depreciation and amortization amounted to $381,671, an increase of $180,585 or 89.8% over the comparable period in 1995. For the six-month period ended July 14, 1996, these expenses amounted to $860,284, an increase of $453,732 or 111.6% over the comparable period in 1995. As a percentage of net restaurant sales, these expenses increased 1.1% from 3.1% for the second quarter of 1995 to 4.2% for the second quarter of 1996 and increased 1.2% from 3.1% for the six months ended July 9, 1995 to 4.3% for the six months ended July 14, 1996. These increases are primarily the result of the aforementioned purchase of five leased facilities and increased depreciation and amortization resulting from the opening of seven new restaurants since the beginning of 1995. Although the Company prefers to own rather than lease its restaurant facilities and plans to pursue this policy, where possible, in subsequent quarters, the Company will continue to lease properties in certain locations.


General and administrative

         General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training, rent and office supplies are the major items of expense in this category.

         For the second quarter of 1996, general and administrative expenses amounted to $548,869, an increase of $211,976 or 62.9% over the comparable period in 1995. For the six-month period ended July 14, 1996, these expenses amounted to $1,293,508, an increase of $487,686 or 60.5% over the comparable period in 1995. As a percentage of net sales, these expenses increased .7% from 5.3% for the second quarter of 1995 to 6.0% for the second quarter of 1996; and increased .4% from 6.1% for the six months ended July 9, 1995 to 6.5% for the six months ended July 14, 1996.

         The increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of finance, accounting, human resources, operations, training and real estate reflecting the increased level of organizational support necessary to support the Company's growing restaurant base. Since July 1995, the Company has also incurred certain additional costs associated with operating as a public company. Because of the Company's expansion plans and the expected increase in net sales as a result thereof, management expects these expenses to continue to increase during 1996 in absolute dollars, but to decline slightly as a percentage of net sales. For a discussion of factors affecting the Company's plans to open additional restaurants, see "Liquidity and Capital Resources".


Other Income and Expense

         Net interest income (interest income minus interest expense) from cash and cash equivalents amounted to $158,175 during the second quarter of 1996 as compared to $76,386 of net interest expense last year. For the six-month period ended July 14, 1996, net interest income amounted to $94,583 versus $132,383 of net interest expense in the comparable period last year. Toward the end of the first quarter which ended April 21, 1996, the Company completed a secondary offering of shares of common stock with net proceeds amounting to approximately $20.8 million. From the net proceeds, the Company repaid all of the then outstanding debt. Accordingly, during the second quarter of 1996, the Company incurred virtually no interest expense and generated interest income from its various taxable and non-taxable investments.

         In May, 1996, the Company's first franchised restaurant was opened in Edmond, Oklahoma. In connection with the opening, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. In addition, royalty fees of $3,291 have been subsequently received and recorded as earned.


Income taxes

         The effective tax rates for the second quarters of 1996 and 1995 were 34.8% and 35.4%, respectively. For the six-month period, the effective tax rates for both 1996 and 1995 were 35.4%. The reduction in the second quarter tax rate to 34.8% is attributable to the impact of tax-free interest income being generated from certain non-taxable investments.

         From inception through July 25, 1995, the Company was a partnership and accordingly incurred no federal or state income tax liability. Included in the second quarter and six-month period ended July 9, 1995, is a pro forma adjustment that provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for the period indicated.


Net earnings

         As a result of the factors discussed above, net earnings in the second quarter of 1996 increased 180.4% to $981,012 or 10.8% of net sales from $349,811 or 5.5% of net sales in the second quarter of 1995. Earnings per share increased $.05 or 45.5% in the second quarter of 1996 to $.16 from $.11 in the second quarter of 1995 with a 102.1% increase in shares of common stock outstanding.

         Net earnings increased 138.8% to $1,839,121 or 9.2% of net sales for the six months ended July 14, 1996, from $770,203 or 5.8% of net sales for the six months ended July 9, 1995. Earnings per share increased $.08 or 32% for the six months ended July 14, 1996 to $.33 from $.25 for the six months ended July 9, 1995 with a 79.2% increase in shares of common stock outstanding.


Liquidity and Capital Resources

         On April 10, 1996, the Company completed a secondary offering whereby 1,293,750 shares (giving effect to a three for two stock split) of common stock were sold in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $20.8 million. From the net proceeds, the Company repaid approximately $2.4 million of outstanding indebtedness and plans to use the remaining proceeds, together with cash on hand, cash flow from operations and lease financing, to open 10 or 11 additional restaurants during the remainder of 1996 and 1997 (3 in 1996 and 7 or 8 in 1997). The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that these new restaurants will be operated profitably.

         The Company's principal capital needs arise from the development of new restaurant facilities and, to a lesser extent, maintenance and improvement of its existing facilities. Prior to the Company's initial public offering in late July 1995, the principal sources of capital to fund the aforementioned expenditures were operating cash flow, bank borrowings and lease financing. The following table provides certain information regarding the Company's sources and uses of capital for the periods presented.

                                                 Six Months
                                                 (28 Weeks)                  Fiscal Year Ended
                                                   Ended           -----------------------------------
                                                July 14, 1996       Dec. 31, 1995        Dec. 25, 1994
                                                -------------      --------------        -------------
                                                                   (in thousands)
Cash flows from operations.............            $2,509               $3,022              $2,195
Net proceeds from public offering......            20,757               13,048                 -
Capital expenditures...................            (6,230)             (13,886)             (2,047)
Net borrowings (repayments)............            (2,579)                 529                 806

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

         The Company prefers to own its restaurant facilities when possible rather than lease. The cost of developing the Company's prototype Logan's Roadhouse restaurant is estimated to range from $1.9 to $2.5 million, including $825,000 for building costs, $400,000 for equipment costs and $150,000 for preopening costs. Land acquisition costs, including site preparation, are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of development for a new restaurant will not include land acquisition costs if the property is leased rather than purchased. The Company plans to open 10 or 11 restaurants during the remainder of 1996 and in 1997, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors.

         Capital expenditures and preopening costs planned for 1996 total approximately $11.4 million. Of this amount, $11.1 million will be used for the development of eight new restaurants, six of which are scheduled to open in 1996 (three have opened during the six months ended July 14, 1996), and $350,000 will be used for various renovations and replacements of equipment in existing restaurants. In 1997, capital expenditures and preopening costs are estimated to range from approximately $14.0 million to $16.3 million for the development of 10 or 11 new restaurants of which seven or eight are expected to be opened in 1997. In addition, the Company plans to spend $200,000 in 1997 to renovate and replace equipment in existing restaurants.

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

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS.

                  On June 11, 1996, Joseph H. Cook filed a lawsuit against the Company in the Circuit Court of Davidson County, Tennessee. Mr. Cook claims that the Company terminated his employment because he refused to participate in, or remain silent about, certain improper or inappropriate activities allegedly engaged in by the Company. Mr. Cook seeks an injunction enjoining the Company from any further acts of retaliatory discharge, pay and benefits and punitive damages of $5,000,000 arising from the Company's termination of his employment. The Company denies Mr. Cook's allegations and contends that his termination was based upon legitimate business reasons and that it has not engaged in any improper activities. The Company believes the case has no merit and will vigorously defend itself. At this time, the Company believes that the lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

         On July 19, 1996, Robert Olmstead filed a lawsuit in the United States Bankruptcy Court, Eastern District of Kentucky, Lexington Division, naming as defendants Bluegrass Steaks, Inc., a Kentucky corporation ("Bluegrass"), David
K. Wachtel, Jr., Logan's Partnership and the Company. Mr. Olmstead was a creditor of Bluegrass when Bluegrass sold substantially all of its assets to Logan's Partnership in August 1992. Mr. Olmstead claims that as a result of the sale of assets, he has suffered damages which he believes total $7,450,000. The Company believes the claims against the Company have no merit, will vigorously defend itself and that it is fully indemnified against such claims. At this time, the Company believes that the lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

         The Company's forward-looking statements relating to the above-described litigation reflect the Company's best judgment based on the status of the litigation to date and facts currently known to the Company and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The annual meeting of shareholders of the Company was held on Thursday, May 9, 1996. At this meeting, the following matters were voted upon by the Company's shareholders:

(a) Election of Class I Directors

                  Gary T. Baker, Jerry O. Bradley and David J. McDaniel were elected to serve as Class I directors of the Company. The vote was as follows:

                           Votes Cast             Votes Cast Against
Name                        in Favor                 or Withheld            Abstentions
- ----                       ----------             ------------------        -----------
Gary T. Baker              2,429,610                     200                     0
Jerry O. Bradley           2,429,610                     200                     0
David J. McDaniel          2,429,610                     200                     0

(b) Selection of Auditors

                  The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 29, 1996 by the following vote:

                  Votes Cast in Favor        Votes Cast Against        Abstentions
                  -------------------        ------------------        -----------
                       2,428,460                   100                    1,250


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      27       Financial Data Schedule (for SEC use only)


(b) Reports on Form 8-K

                  The Company was not required to file a report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LOGAN'S ROADHOUSE, INC.




                                  By: /s/  David J. McDaniel
                                      -----------------------------------------
                                      David J. McDaniel,
                                      Vice President, Treasurer and Secretary
                                      (Chief Financial Officer)



Date: August 27, 1996