Form 10QSB
period 1996-10-06
LOGANS ROADHOUSE INC
filed 1996-11-20
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          FORM 10-QSB - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended October 6, 1996,
                                           ----------------
[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from           to
                                          ----------   ----------

                         Commission file number 0-26400
                                                -------

                            LOGAN'S ROADHOUSE, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



        TENNESSEE                                                62-1602074
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)


                     P.O. BOX 291047, NASHVILLE, TN 37229
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (615) 885-9056
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

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
Yes  x    No
    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                       Outstanding November 15, 1996
             -----                       -----------------------------
   Common stock, $.01 par value                 6,013,597 shares


        Transitional Small Business Disclosure Format (check one):
Yes     No   x
    ---     ---

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
                           LOGAN'S ROADHOUSE, INC.
                                BALANCE SHEETS


                                                                October 6, 1996
                       Assets                                    (Unaudited)                   Dec. 31, 1995
                                                                ---------------                -------------
Current assets:
  Cash and cash equivalents                                     $ 12,273,600                      2,260,776
  Receivables: trade and other                                       302,859                        184,875
  Inventories                                                        264,079                        157,938
  Preopening costs                                                   823,632                        376,014
  Prepaid expenses and other current assets                          257,927                        232,788
                                                                ------------                   ------------

      Total current assets                                        13,922,097                      3,212,391

Property, plan and equipment, net                                 28,335,319                     16,600,294
Other assets                                                          71,316                         56,017
                                                                ------------                   ------------
      Total assets                                              $ 42,328,732                     19,868,702
                                                                ============                   ============


       Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                              $  1,659,056                        730,176
  Accrued payroll and related expenses                               487,939                        443,348
  Deferred revenue                                                   155,010                        239,959
  Income taxes payable                                               531,851                         49,700
  Accrued state and local taxes                                      430,447                        450,475
  Current portion of long-term
      debt obligations (note 4)                                         -                           639,439
  Deferred income taxes                                              139,300                        139,300
                                                                ------------                   ------------

      Total current liabilities                                    3,403,603                      2,692,397

Long-term obligations, less current portion
  (note 4)                                                              -                         1,939,812
Deferred income taxes                                                181,900                        181,900
                                                                ------------                   ------------
      Total liabilities                                            3,585,503                      4,814,109
Shareholders' equity (note 2):
  Common stock, $0.01 par value;
      Authorized 15,000,000 share; issued
      6,011,229 and 4,717,500 shares, respectively                    60,112                         31,450
  Additional paid-in capital                                      35,032,315                     14,302,035
  Retained earnings                                                3,650,802                        721,108
                                                                ------------                   ------------

      Total shareholders' equity                                  38,743,229                     15,054,593
                                                                ------------                   ------------
      Total liabilities and shareholders' equity                $ 42,328,732                     19,868,702
                                                                ============                   ============

See accompanying notes to financial statements.

                           LOGAN'S ROADHOUSE, INC.
                            STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                                                                Twelve Weeks Ended:                     Forty Weeks Ended:
                                                         ---------------------------------         -------------------------------
                                                         Oct. 6, 1996         Oct. 1, 1995         Oct. 6, 1996       Oct. 1, 1995
                                                         ------------         ------------         ------------       ------------
Net restaurant sales                                     $10,139,129             6,891,259           30,121,482         20,148,102

Costs and expenses:
 Food and beverage                                         3,422,300             2,511,589           10,057,474          7,270,042
 Labor and benefits                                        2,768,998             1,833,325            8,241,402          5,456,097
 Occupancy and other                                       1,450,431             1,061,280            4,454,500          3,399,138
 Depreciation and amortization                               450,935               272,014            1,311,219            678,566
 General and administrative                                  569,829               369,127            1,863,337          1,174,949
                                                         -----------          ------------         ------------       ------------
                                                           8,662,493             6,047,335           25,927,932         17,978,792
                                                         -----------          ------------         ------------       ------------

 Income from operations                                    1,476,636               843,924            4,193,550          2,169,310
                                                         -----------          ------------         ------------       ------------

Other income and (expense):                                  126,917               (23,355)             221,500           (155,738)
 Interest net                                                 24,167                     0               57,458                  0
                                                         -----------          ------------         ------------       ------------
 Franchise fee and royalties                                 151,084               (23,355)             278,958           (155,738)
                                                         -----------          ------------         ------------       ------------

 Earnings before income taxes                              1,627,720               820,569            4,472,508          2,013,572

Income tax expense (note 3)                                  537,147               290,810            1,542,814            713,610
                                                         -----------          ------------         ------------       ------------


  Net earnings (note 3)                                  $ 1,090,573               529,759            2,929,694          1,299,962
                                                         ===========          ============         ============       ============
Earnings per share (note 3)                              $      0.18                  0.12                 0.51               0.37
                                                         ===========          ============         ============       ============
Weighted average shares outstanding (note 3)               6,193,952             4,448,733            5,707,611          3,528,899
                                                         ===========          ============         ============       ============

See accompanying notes to financial statements.

                           Logan's Roadhouse, Inc.
                           Statements of Cash Flows
                                 (Unaudited)

                                                                                  Forty Weeks Ended
                                                                        ---------------------------------------
                                                                        Oct. 6, 1996               Oct. 1, 1995
                                                                        ------------               ------------
Cash flows from operating activities:
 Net earnings                                                           $  2,929,694                  1,507,870
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                          1,311,219                    678,566
    Deferred taxes                                                              -                       260,000
 Net effect of changes in current assets and
  current liabilities                                                         98,133                   (437,415)
                                                                        ------------               ------------
 Net cash provided by operating activities                                 4,339,046                  2,009,021
                                                                        ------------               ------------


Cash flows from investing activities:
 Additions to property, plant and equipment                              (12,490,613)               (11,436,090)
 Increase in other assets                                                    (15,300)                   (62,762)
                                                                        ------------               ------------
 Net cash used by investing activities                                   (12,505,913)               (11,498,852)

Cash flows from financing activities:
 Net proceeds from public offerings                                       20,758,942                 13,329,348
 Proceeds from issuance of long-term debt                                       -                     2,293,171
 Payments on long-term obligations                                        (2,579,251)                (2,016,277)
 Partner distributions and costs relating to the
   formation of the new corporate structure                                     -                    (1,108,987)
                                                                        ------------               ------------
 Net cash provided by financing activities                                18,179,691                 12,497,255
                                                                        ------------               ------------
Net increase in cash                                                      10,012,824                  3,007,424

Cash and cash equivalents, beginning of period                             2,260,776                    400,123
                                                                        ------------               ------------
Cash and cash equivalents, end of period                                $ 12,273,600                  3,407,547
                                                                        ============               ============






See accompanying notes to financial statements.

                           LOGIN'S ROADHOUSE, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FORTY WEEKS ENDED OCTOBER 6, 1996 AND OCTOBER 1, 1995

(1)  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company without audit, with the exception of the December 31, 1995 balance sheet which was derived from the audited financial statements included in the Company's December 31, 1995 Annual Report. The financial statements include balance sheets, statements of earnings and statements of cash flows and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Item 310(b) of Regulation S-B.
These financial statments, note disclosures and other information should be read in conjunction with the "Selected Financial Data" and financial statements and the notes thereto included in the Company's December 31, 1995 Annual Report.

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

     From inception through July 25, 1995, the Company was a partnership and, accordingly, incurred no federal or state income tax liability. The discussion of financial condition and results of operations included in the paragraphs that follow reflect a pro forma adjustment for federal and state taxes that would have been recorded during the third quarter and nine-month period of 1995 if the Company had been subject to corporate income taxes for such period.

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

        Pursuant to a registered public offering on April 10, 1996, the Company sold 862,500 shares of Common Stock at $26 per share. After deducting underwriting discounts and expenses of the offering, proceeds to the Company amounted to approximately $20.8 million. From the net proceeds, the Company has repaid approximately $2.4 million of outstanding indebtedness and plans to use the remaining net proceeds, together with cash on hand, cash flow from operations, and lease financing to open eight or nine additional restaurants during the remainder of 1996 and 1997, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors.


        On May 9, 1996, the Company's Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend which was payable on June 5, 1996, to shareholders of record on May 20, 1996. Prior to the stock split, the Company had 4,077,500 common shares outstanding. A total of 2,003,729 shares of Common Stock were issued in connection with the split bringing the new common shares outstanding to 6,011,229 at October 6, 1996. All references in the accompanying financial statements to weighted-average shares outstanding and per share amounts have been restated to reflect the split.



(3)     FORMATION OF LOGAN'S ROADHOUSE, INC. AND PRO FORMA ADJUSTMENTS

        Prior to the effective date of the initial public offering (July
26, 1995), the Company operated as a partnership. On July 25, 1995, the partners of Logan's Partnership exchanged their respective partnership interests for an aggregate of 3,067,500 shares (giving effect to a three-for-two stock split) of Common Stock of the Company pursuant to a reorganization. Logan's Partnership's historical carrying value for assets and liabilities carried over to the Company upon consummation of the reorganization. Income taxes on earnings of the Company through July 25, 1995 were the responsibility of the partners. Included in the third quarter and nine-month periods ended October 1, 1995, is a pro forma adjustment that provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for the period indicated. Net earnings per share for the period(s) ended October 1, 1995, is based on the number of shares which would have been outstanding assuming the partners had been shareholders and is based on the number of shares the partners received when the reorganization was consummated.

(4)     LONG-TERM OBLIGATIONS

        The following is a summary of long-term obligations at October 6, 1996 and December 31, 1995, respectively.

                                                       October 6, 1996      December 31, 1995
                                                       ---------------      -----------------
Installation notes payable bearing interest at prime
rate (8.5% at Dec. 31, 1995).  The notes were
secured by certain furniture, fixtures and
equipment and were paid prior to maturity............  $       -               1,659,988

Capital lease obligations with interest rates ranging
from 10.08% to 12.8%.................................          -                 648,910

Unsecured installment notes payable to a
financing company bearing interest 8.4%.
The notes were paid prior to maturity................          -                 270,353
                                                       ------------         ------------

          Total long-term obligations................          -               2,579,251
Less current installments, including capital lease
obligations..........................................          -                (639,439)
                                                       ------------         ------------

          Long-term obligations, less current portion  $       -               1,939,812
                                                       ============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

        The following discussion includes comments and data relating to the Company's financial condition and results of operations for the third quarter (12 weeks) and nine months (40 weeks) ended October 6, 1996. This section should be read in connection with the "Selected Financial Data" and financial statements and related notes included in the Company's December 31, 1995 Annual Report.

        On April 10, 1996, the Company completed a secondary offering whereby it sold 1,293,750 shares (giving effect to a three-for-two stock split) of common Stock in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $20.8 million. The Company currently has 6,011,229 shares of common stock outstanding after a three-for-two stock split which was payable on June 5, 1996.


Results of Operations

        The following table sets forth, for the periods indicated, the percentages which items in the statements of earnings bear to net sales.

                                                                     Percentage of Net Restaurant Sales
                                                                     ----------------------------------
                                                                       Third Quarter     Nine Months
                                                                     (12 Weeks Ended)  (40 Weeks Ended)
                                                                      --------------    --------------

                                                       Oct. 6, 1996    Oct. 1, 1995     Oct. 6, 1996     Oct. 1, 1995
                                                       ------------    ------------     ------------     ------------
Net restaurant sales.....................                 100.0%          100.0%           100.0%           100.0%
Costs and expenses:
 Food and beverage.......................                  33.8            36.4             33.4             36.1
 Labor and benefits......................                  27.3            26.6             27.4             27.1
 Occupancy and other.....................                  14.3            15.4             14.8             16.9
 Depreciation and amortization...........                   4.4             3.9              4.3              3.4
 General and administrative..............                   5.6             5.4              6.2              5.7
                                                          -----           -----            -----            -----
  Total operating costs and expenses.....                  85.4            87.7             86.1             89.2
                                                          -----           -----            -----            -----
  Income from operations.................                  14.6            12.3             13.9             10.8
Other income (expense), net..............                   1.5             (.4)              .9              (.8)
                                                          -----           -----            -----            -----
  Earnings before income taxes...........                  16.1            11.9             14.8             10.0
Income tax expense.......................                   5.3             4.2              5.1              3.5
                                                          -----           -----            -----            -----
  Net earnings...........................                  10.8%            7.7%             9.7%             6.5%
                                                          =====           =====            =====            =====

 Net restaurant sales

     Sales during the third quarter (12 weeks) and nine-month period (40 weeks) ended October 6, 1996, increased 47.1% and 49.5%, respectively, when compared to the comparable periods of last year. The following table indicates sales increases by components for both periods as compared to the comparable periods last year.

                                                        Third Quarter                    Nine Months
                                                         (12 weeks)                       (40 weeks)
                                                      Ended Oct. 6, 1996               Ended Oct. 6, 1996
                                                      ------------------              -------------------
Restaurants                                                       % of                             % of
                                                        No.     Change                  No.       Change
                                                        ---     ------                  ---       ------
In operation, for comparable quarters                    6      (2.3%)                   5         1.1%

Newly opened (non-comparable)                            8      49.4                     9        48.4
                                                       ---      ----                    --        ----
                                                        14      47.1%                   14        49.5%
                                                       ===      ====                    ==        ====

     The Company opened four new restaurants in 1995 and has opened five new restaurants thus far in 1996; one during the first quarter and two each during the second and third quarters. The Company had 14 restaurants in operation at October 6, 1996. Management attributes the 2.3% decline in same store sales for the third quarter of 1996 to one unit in a smaller market which accounted for the majority of the decline. Although this unit continues to achieve annualized sales levels in excess of $3 million, its volume was lower relative to prior-year periods because of increased competition in the market. In addition, management believes same store sales results were adversely affected by the heavy television viewership of the Olympics in the early part of the quarter. For the nine-month period, same store sales increased 1.1%. This increase is primarily a result of a 3% menu price increase which was implemented in late November 1995, Alcoholic beverage sales, consisting of liquor and beer, accounted for 11.9% and 12.9% of net restaurant sales for the nine-month periods ended October 6, 1996 and October 1, 1995, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.

Food and beverage costs

     This category primarily consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to all customers, are reflected in this category.

     Food and beverage costs decreased 2.6% as a percentage of net sales from 36.4% in the third quarter of 1995 to 33.8% in the third quarter of 1996 and decreased 2.7% from 36.1% for the nine-month period ended October 1, 1995 to 33.4% for the nine-month period ended October 1, 1996. Management attributes the overall decreases in both periods to lower beef and produce prices and the switch to a new food distributor during the fourth quarter of 1995. In addition, cost increases as a percentage of net sales were partially offset by a 3% menu price increase in late November 1995. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the third quarter and nine-month period ended October 6, 1996 may not necessarily be indicative of results to be expected for the year.

The company has historically experienced higher food costs during the spring (second quarter) and summer (third quarter) time periods.

Labor and benefits

     Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

     As a percentage of net sales, labor and benefits increased .7% from 26.6% in the third quarter of 1995 to 27.3% in the third quarter 1996 and increased
 .3% from 27.1% for the nine months ended October 1, 1995 to 27.4% for the nine months ended October 6, 1996,

     During the current nine-month period, five new restaurants have been opened, two of which were opened during the third quarter. The third quarter increase of .7% is primarily attributable to the two new restaurants opened and the associated high labor costs normally incurred. There were no new restaurants opened during the third quarter last year. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30-60 day post-opening period, hourly labor schedules are gradually adjusted to provide maximum efficiency with existing sales volume.

Occupancy and other

     Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of rent and advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

     Occupancy and other costs as a percentage of net sales decreased 1.1% from 15.4% in the third quarter of 1995 to 14.3% in the third quarter of 1996 and decreased 2.1% from 16.9% for the nine-month period ended October 1, 1995 to 14.8% for the nine months ended October 6, 1996.

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

Depreciation and amortization

     The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized over a one-year period commencing with a restaurant's opening. As of October 6, 1996, the amount of preopening costs, net of amortization, on the Company's balance sheet was $823,632.

     For the third quarter of 1996, depreciation and amortization amounted to $450,935, an increase of $178,921 or 65.8% over the comparable period in 1995. For the nine-month period ended October 6, 1996, these expenses amounted to $1,311,219 an increase of $632,653 or 93.2% over the comparable period in 1995. As a percentage of net restaurant sales, these expenses increased .5% from 3.9% for the third quarter of 1995 to 4.4% for the third quarter of 1996 and increased .9% from 3.4% for the nine months ended October 1, 1995 to 4.3% for the nine months ended October 6, 1996. These increases are primarily the result of the aforementioned purchase of five leased facilities and increased depreciation and amortization resulting from the opening of six new restaurants since October 1, 1995. Although the Company prefers to own rather than lease its restaurant facilities and plans to pursue this policy, where possible, in subsequent quarters, the Company will continue to lease properties in certain locations.

General adminstrative

     General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training, rent and office supplies are the major items of expense in this category.

     For the third quarter of 1996, general and administrative expenses amounted to $569,829, an increase of $200,702 or 54.4% over the comparable period in 1995. For the nine-month period ended October 6, 1996, these expenses amounted to $1,863,337, an increase of $688,388 or 58.6% over the comparable period in 1995. As a percentage of net sales these expenses increased .2% from 5.4% for the third quarter of 1995 to 5.6% for the third quarter of 1996; and increased .5% from 5.7% for the nine months ended October 1, 1995 to 6.2% for the nine months ended October 6, 1996.

     The increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of finance, accounting, human resources, operations, training and real estate reflecting the increased level of organizational support necessary to support the Company's growing restaurant base. Since July 1995, the Company has also incurred certain additional costs associated with operating as a public company. Because of the Company's expansion plans and the expected increase in net sales as a result thereof, management expects these expenses to continue to increase in absolute dollars, but to decline slightly as a percentage of net sales. For a discussion of factors affecting the Company's plans to open additional restaurants, see "Liquidity and Capital Resources."

Other Income and Expense

     Net interest income (interest income minus interest expense) from cash and cash equivalents amounted to $126,917 during the third quarter of 1996 as compared to $23,355 of net interest expense last year. For the nine-month period ended October 6, 1996, net interest income amounted to $221,500 versus $155,738 of net interest expense in the comparable period last year. On April 10, 1996, the Company completed a secondary offering of shares of Common Stock with net proceeds amounting to approximately $20.8 million. From the net proceeds, the Company repaid all of the then outstanding debt. Accordingly, during the second and third quarters of 1996, the Company has incurred no interest expense and generated interest income from its various taxable and non-taxable investments.

     In May 1996, the Company's first franchised restaurant was opened in Edmond, Oklahoma. In connection with the opening, the Company recognized as income the initial nonrefundable $30,000 franchise fee collected. In addition, royalty fees of $3,291 and $24,167 were received during the second and third quarters, respectively from the one franchised restaurant.

Income taxes

     The effective tax rates for the third quarters of 1996 and 1995 were 33.0% and 35.4%, respectively. For the nine-month period, the effective tax rates for 1996 and 1995 were 34.5% and 35.4%, respectively. The reduction in the third quarter tax rate to 33.0% is attributable to the impact of tax-free interest income being generated from certain non-taxable investments.

     From inception through July 25, 1995, the Company was a partnership and accordingly incurred no federal or state income tax liability. Reflected in the third quarter and nine-month period ended October 1, 1995, is a pro forma adjustment that provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for the period indicated.


Net earnings

     As a result of the factors discussed above, net earnings in the third quarter of 1996 increased 105.9% to $1,090,573 or 10.8% of net sales from $529,759 or 7.7% of net sales in the third quarter of 1995. Earnings per share increased $0.06 or 50.0% in the third quarter of 1996 to $.18 from $.12 in the third quarter of 1995 with a 39.2% increase in shares of Common Stock outstanding.

     Net earnings increased 125.4% to $2,929,694 or 9.7% of net sales for the nine months ended October 6, 1996, from $1,299,962 or 6.5% of net sales for the nine months ended October 1, 1995. Earnings per share increased $.14 or 37.8% for the nine months ended October 6, 1996 to $.51 from $.37 for the nine months ended October 1, 1995 with a 61.7% increase in shares of Common Stock outstanding.

Liquidity and Capital Resources

     On April 10, 1996, the Company completed a secondary offering whereby 1,293,750 shares (giving effect to a three-for-two stock split) of Common Stock were sold in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $20.8 million. From the net proceeds, the Company repaid approximately $2.4 million of outstanding indebtedness and plans to use the remaining proceeds, together with cash on hand, cash flow from operations and lease financing, to open eight or nine additional restaurants during the remainder of 1996 and 1997 (one in 1996 and seven or eight in 1997). The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that these new restaurants will be operated profitably.

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


                                                        Nine Months
                                                        (40 Weeks)                     Fiscal Year Ended
                                                          Ended                       -------------------
                                                     October 6, 1996         Dec. 31, 1995         Dec. 25, 1994
                                                     ---------------         -------------         --------------
                                                                            (in thousands)
 Cash flows from operations.........................   $   4,339                $   3,022             $  2,195
 Net proceeds from public offering..................      20,759                   13,048                  -
 Capital expenditures...............................     (12,491)                 (13,886)              (2,047)
 Net borrowings (repayments)........................      (2,579)                     529                  806

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

     The Company prefers to own its restaurant facilities when possible rather than lease. The cost of developing the Company's prototype Logan's Roadhouse restaurant is estimated to range from $1.9 to $2.5 million, including $825,000 for building costs, $400,000 for equipment costs and $150,000 for preopening costs. Land acquisition costs, including site preparation, are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of the development for a new restaurant will not include land acquisition costs if the property is leased rather than purchased. The Company plans to open eight or nine restaurants during the remainder of 1996 and in 1997, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors.

     Capital expenditures and preopening costs for the fourth quarter should be approximately $6.1 million. Of this amount, $6.0 million will be used for the development of seven new restaurants, one of which is scheduled to open in early December 1996 and $100,000 will be used for various renovations and replacements of equipment in existing restaurants. In 1997, capital expenditures and preopening costs are estimated to range from approximately $11.0 million to $13.2 million for the development of ten or eleven new restaurants of which seven or eight are expected to be opened in 1997. In addition, the Company plans to spend $200,000 in 1997 to renovate and replace equipment in existing restaurants.

     Management believes that the net proceeds of the secondary offering, together with available cash reserves and cash provided from operations, will be sufficient to fund the Company's expansion plans through 1997. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

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

     This report contains certain forward-looking statements, including those relating to the opening of additional restaurants and planned capital expenditures, each of which is affected by the specific, cautionary language appearing in the first paragraph of "Liquidity and Capital Resources."

                         PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

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

                                   LOGAN'S ROADHOUSE, INC.



                                   By: /s/ David J. McDaniel
                                       ----------------------------
                                       David J. McDaniel,
                                       Vice President, Treasurer and Secretary
                                       (Chief Financial Officer)



Date: November 15, 1996