Form 10KSB40
period 1996-12-29
LOGANS ROADHOUSE INC
filed 1997-03-31
CIK 946366

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

    [X]  Annual Report Under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required, Effective October 7, 1996).

                  For the fiscal year ended December 29, 1996

    [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

           For the transition period from _____________ to _______________

                        Commission file number: 0-26400

                            LOGAN'S ROADHOUSE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                        Tennessee                                                   62-1602074
------------------------------------------------------------------  --------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                   565 Marriott Drive, Suite 490
                       Nashville, Tennessee                                           37214
------------------------------------------------------------------  --------------------------------------------
   (Address of principal executive offices)                                         (zip code)

    Issuer's telephone number, including area code: (615) 885-9056
                                                   ---------------

    Securities registered under Section 12(b) of the Exchange Act:

                        Title of Each Class                          Name of Each Exchange on Which Registered
------------------------------------------------------------------  --------------------------------------------
                               None                                                    None

    Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.01 par value per share
                    ---------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X   No
                                                                  ---    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Net restaurant sales for the fiscal year ended December 29, 1996 were $41,044,121.

The aggregate market value of the shares of Common Stock of the issuer held by non-affiliates on March 26, 1997 was approximately $116.0 million based upon the closing sale price of these shares as reported on The Nasdaq Stock Market's National Market on March 26, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                 Class                          Outstanding at March 26, 1997
   ----------------------------------------  --------------------------------
    Common Stock, $0.01 par value per share            6,016,659 shares


Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                           ---       ----
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997 are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Logan's Roadhouse, Inc. ("Logan's Roadhouse" or the "Company") operates 18 Company-owned Logan's Roadhouse restaurants that feature steaks, ribs, chicken and seafood dishes in a distinctive atmosphere reminiscent of an American roadhouse. The Logan's Roadhouse concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. The restaurants are open seven days a week for lunch and dinner and offer full bar service. The Logan's Roadhouse menu is designed to appeal to a wide variety of tastes, emphasizing extra-aged, hand-cut USDA choice steaks and signature dishes such as fried green tomatoes, baked sweet potatoes and made-from-scratch yeast rolls.

     The first Logan's Roadhouse restaurant opened in 1991 in Lexington, Kentucky and was acquired by the Company in 1992. See "-- History and Reorganization." Since then, the Company has opened 17 additional Logan's Roadhouse restaurants in Alabama, Georgia, Indiana, Kentucky, Tennessee and West Virginia and franchised two Logan's Roadhouse restaurants in Oklahoma. In 1996, the average sales per restaurant open for a full year were approximately $3.6 million.

THE LOGAN'S ROADHOUSE CONCEPT

     The Logan's Roadhouse concept is designed to appeal to a broad range of customers by offering a wide variety of items in a very casual, relaxed dining atmosphere that is also lively and entertaining. The key elements of the Logan's Roadhouse concept include the following:

     Atmosphere. The lively, country "honky-tonk" atmosphere of Logan's Roadhouse restaurants seeks to appeal to families, couples, single adults and business persons. The Company's spacious restaurants are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in double-striped, red neon. The interiors are decorated with hand-painted murals depicting typical scenes from American roadhouses of the 1940s and 1950s, concrete and wooden planked floors and neon signs and feature Wurlitzer(TM) jukeboxes playing contemporary country hits. The restaurants also feature a display cooking grill and an old-fashioned meat counter displaying steaks, ribs, seafood and salads, and include a spacious, comfortable bar area with a large-screen television. While dining or waiting for a table, guests may eat roasted in-shell peanuts and toss the shells on the floor, and watch as cooks prepare steaks and other entrees on gas-fired mesquite grills.

     Menu and Pricing. The Company's restaurants offer a wide variety of items designed to appeal to a broad range of consumer tastes. Specialty appetizers include Logan's Fried Green Tomatoes, Hot Wings Roadhouse Style, Baby Back Rib Basket and Roadhouse Nachos. The Company's dinner menu features an assortment of specially seasoned, choice USDA steaks, including 6 and 9 oz. Filets, 6, 9 and 12 oz. Sirloins, 12 and 16 oz. Rib-Eyes, a 12 oz. New York Strip, a 16 oz. T-Bone, and a 22 oz. Porterhouse, which are all extra-aged, cut by hand on the premises and prepared over an open gas-fired mesquite grill. Guests also may choose from baby back ribs, fresh seafood, mesquite grilled shrimp, grilled and barbecue chicken and an assortment of hamburgers, salads and sandwiches. All dinner entrees include dinner salad, made-from-scratch yeast rolls and a choice of brown sugar and cinnamon sweet potato, baked potato, fries or rice pilaf at no additional cost. The Company's express lunch menu provides specially priced items guaranteed to be served in less than 15 minutes, including a variety of hamburgers, salads and sandwiches. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with homestyle potato chips at no additional cost.

     While management believes that the food quality and service at the Company's restaurants is comparable or superior to that of other casual dining restaurants, the Logan's Roadhouse menu offers more dishes at lower price points than many of its competitors. This broadens the Company's target market to include value-driven customers as well as traditional casual dining customers. Management believes that this pricing approach creates a high price-to-value perception, increases customer volume and generates more frequent repeat visits. Prices range from $3.95 to $7.50 for lunch items and from $7.50 to $16.95 for dinner entrees. The average check per customer, including beverages, was $8.64 for lunch and $11.69 for dinner in 1996.

GROWTH STRATEGY

     The following are the key elements of the Company's growth strategy:

     Opening Restaurants in Target Markets. The Company targets mid-sized metropolitan markets of approximately 500,000 or more in population primarily in the Southeast and southern Midwest that management believes include significant opportunities for potential customers because of the population, income levels, presence of shopping and entertainment centers, offices and colleges and universities. The Company also targets smaller markets of approximately 150,000 or more in population where the appeal of the Company's concept, together with fewer competing casual dining restaurants, provides an attractive opportunity for the Company. Management believes that its target markets are less competitive than major metropolitan markets on the basis of both site acquisition and number of casual dining restaurant options. Because the market selection criteria of the Company is within the discretion of management, such selection criteria may be altered if necessary to effectuate the Company's growth strategy.

     Selecting and Developing High Quality Restaurant Sites. Management devotes significant time and resources to analyzing each prospective site, considering local market demographics, population density, average household income levels and site specific characteristics such as visibility, accessibility, traffic counts and parking. The Company also considers existing local competition and, to the extent such information is available, the revenues of other comparably priced restaurants operating in the market. The Company's Chief Executive Officer, Edwin W. Moats, Jr., and Vice President of Development, Ralph W. McCracken, together with other members of management, work actively with real estate brokers in target markets to select high quality sites and maintain and regularly update a broad database of possible sites. Typically, management requires four to eight months to locate, approve and close on a restaurant site and four to five additional months to obtain necessary permits, construct, equip and open a restaurant.

     Utilizing the Company's Prototype Restaurant. Management has designed the prototype Logan's Roadhouse restaurant to be larger than many casual dining restaurants as part of its strategy to provide a relaxed atmosphere and maximize sales volumes. Of the 18 Logan's Roadhouse restaurants, 13 are prototypes, and the remaining five operate in renovated buildings which are generally comparable in seating capacity to the prototype restaurants. The prototype Logan's Roadhouse restaurants operate in new, freestanding buildings, with approximately 7,800 square feet of space situated on a 1.7 acre site, with seating for approximately 290 guests, including 45 bar seats, and parking for 150 automobiles.

     Seeking Remodeling Opportunities. In addition to developing prototype restaurants, the Company plans to consider developing additional Logan's Roadhouse restaurants in existing buildings. Management believes that its ability to remodel an existing facility into a Logan's Roadhouse permits greater accessibility to quality sites in more developed markets. The conversion and remodeling of an existing restaurant building into a Logan's Roadhouse restaurant generally takes three to four months, depending on the nature and extent of such renovation.

RESTAURANT OPERATIONS

     Management and Employees. The Company has six area supervisors who are responsible for supervising the Company's restaurants and the continuing development of a restaurant's management team. Through regular visits to the restaurants, the area supervisors ensure that the Company's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. Each of the Company's restaurants has one general manager, one kitchen manager and four assistant managers. The general manager of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance established by the Company. Management believes that guests benefit from the attentive service and high quality food which results from having six managers in every restaurant. The Company generally seeks as managers for each Logan's Roadhouse restaurant two non-management employees promoted into management positions who fully understand the Logan's Roadhouse concept and four managers with high levels of previous management experience.

     The Company seeks to attract and retain high caliber managers and hourly employees by providing them with attractive financial incentives and flexible working schedules. Financial incentives provided to attract high caliber managers include competitive salaries, cash bonuses and stock options based on position, seniority and performance criteria. Also, management believes that the Company attracts qualified managers by providing a better overall quality of life characterized by a five-day work schedule involving fewer hours than are typically required in the restaurant industry. The average number of hourly employees in each of the Logan's Roadhouse restaurants is approximately
100. Management believes the Company attracts high quality hourly employees by providing a casual, high energy and entertaining atmosphere in which to work.

     Training and Development. The Company requires its restaurant managers to have significant experience in the full-service restaurant industry. In addition, the Company has developed a comprehensive ten week training course which all managers are required to complete. The program emphasizes the Company's operating strategy, procedures and standards and is conducted at a Logan's Roadhouse restaurant.

     The general managers, together with the area supervisor, are responsible for selecting the hourly employees for each new restaurant. Prior to the opening of each new restaurant, the Company's director of human resources and training assembles a team of experienced employees to train and educate the new employees. The training period for new employees lasts approximately two weeks and includes one week of general training prior to opening and one week of on-the-job supervision at the new Logan's Roadhouse restaurant. Ongoing employee training remains the responsibility of the restaurant general manager under the supervision of an area supervisor.

     Customer Satisfaction. The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the use of customer surveys, management receives valuable feedback from customers and through prompt responses demonstrates a continuing interest in customer satisfaction.

     Advertising and Marketing. The Company employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. The Company uses radio and outdoor advertising in selected markets and print and radio advertising in certain smaller markets. The Company's goal is to develop a sufficient number of restaurants in certain markets to permit the continued cost-efficient use of radio and outdoor advertising. The Company currently spends approximately 2.0% of its annual sales on advertising and public relations. The Company also engages in a variety of promotional activities, such as contributing time, money and complementary meals to charitable, civic and cultural programs, in order to increase public awareness of the Company's restaurants.

     Restaurant Reporting. The Company closely monitors sales, costs of food and beverage and labor at each of its restaurants. Weekly restaurant operating results are used by management to detect trends at each location, and negative trends are promptly remedied where possible. Financial controls are maintained through management of an accounting and management information system that is implemented at the restaurant level. Administrative and management staff prepare daily reports of sales, labor and customer counts. On a weekly basis, condensed profit and loss statements are compiled by the Company's accounting department that provide to management detailed analysis of sales and product and labor costs, with a comparison to budgets and prior period performance.

     Purchasing. The Company strives to obtain consistent quality items at competitive prices from reliable sources. The Company tests various new products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products, purchasing decisions are made by corporate management. To date, the Company has not experienced any significant delays in receiving its food and beverage inventories, restaurant supplies or equipment.

HISTORY AND REORGANIZATION

     The Company was incorporated in Tennessee in March 1995 in connection with its initial public offering, which occurred on July 26, 1995 (the "IPO").
Prior to the IPO, the Company's operations were conducted through Logan's Partnership (the "Predecessor"), a Tennessee general partnership formed to acquire the original Logan's Roadhouse restaurant in Lexington, Kentucky. The general partners of the Predecessor were O'Charley's Inc. ("O'Charley's"), a publicly held company operating casual dining restaurants under a different concept than that of the Company, and Logan's Management Group, Inc., a Tennessee corporation which was merged into the Company immediately prior to the IPO ("LMG"). The Company acquired the partnership interests of the Predecessor immediately prior to the IPO (the "Reorganization") pursuant to an Exchange Agreement (the "Exchange Agreement"), dated July 25, 1995, among the Company, O'Charley's and the former shareholders of LMG, who were Edwin W. Moats, Jr., the Chairman of the Board, President and Chief Executive Officer of the Company, and Charles F. McWhorter, Jr. and David K. Wachtel, Jr., each a principal shareholder of the Company. Under the terms of the Exchange Agreement, O'Charley's contributed to the Company all of its interest in the Predecessor in exchange for shares of Common Stock, and the individual shareholders of LMG exchanged, pursuant to the merger of LMG into the Company, all of their shares of common stock of LMG for shares of Common Stock.

FRANCHISING

     In connection with the franchising of Logan's Roadhouse restaurants in select market areas not in the Company's immediate expansion plans for owned restaurants, the Company has entered into Area Development Agreements (each, a "Development Agreement") and Franchise Agreements (each, a "Franchise Agreement") with each of L.W. Group, Inc., a corporation controlled by Mr. Wachtel ("L.W. Group"), and CMAC Incorporated, a corporation controlled by Mr. McWhorter ("CMAC"), in January 1996 and March 1997, respectively. L.W. Group currently operates two Logan's Roadhouse restaurants in Edmond and Oklahoma City, Oklahoma. CMAC plans to open its first franchised restaurant in Greenville, South Carolina in August 1997.

     Each Development Agreement requires the franchisees to locate sites for and develop a specified number of Logan's Roadhouse restaurants within specified geographic areas. Under the terms of each Development Agreement, the franchisees are required to open a specified number of restaurants during scheduled intervals, and management of the Company has the right to approve each restaurant site. Franchisees are required to enter into individual franchise agreements for each Logan's Roadhouse restaurant it develops. Each Development Agreement prohibits the franchisees and their principals from owning, operating or assisting other restaurants with menus or methods of operation similar to those of Logan's Roadhouse restaurants that are located within the geographic area covered by the Development Agreement. The initial terms of the Development Agreements with L.W. Group and CMAC expire on December 31, 2000 and March 31, 2002, respectively, subject to automatic renewal for an additional five years following such initial term, provided the franchisees have satisfied the development schedule specified in their respective Development Agreements. The Company has the right to purchase all of the outstanding stock of L.W. Group and CMAC beginning in January 2001 and April 2002, respectively, upon the occurrence of specified events on the terms and conditions as set forth in their respective Development Agreements. The franchisees could lose their exclusive development rights under their respective Development Agreements if they fail to meet the performance and other requirements specified in the Development Agreements or the Franchise Agreements.

     Each Franchise Agreement grants to the franchisees the right to operate a Logan's Roadhouse restaurant in a specified location for a period of 20 years, with two additional five-year renewal options. Each Franchise Agreement licenses the right to use the Company's trademarks and service marks with respect to this specific restaurant site, subject to appropriate oversight by the Company. In developing a Logan's Roadhouse restaurant, the franchisees are required to comply with the Company's general construction specifications, designs, color schemes, signs and equipment, formulas for preparation of food and beverage products, operations and financial control methods, and management training plans. The Company is obligated to provide a three week training program for a fee ranging from $45,000 to $55,000 per restaurant during which certain of the franchisees' personnel are educated and instructed at the franchisees' restaurant in all aspects of the Company's system of operations. The course will begin approximately one week prior to the opening of the franchisees' restaurant and will end approximately two weeks after such opening. Pursuant to the terms of the Franchise Agreement, additional training by the Company's training crew may be conducted at the franchisees' restaurant upon request. The franchisee is responsible for all expenses incurred by its personnel while in training, including travel and living expenses. Each Franchise Agreement prohibits the franchisee from transferring ownership of the franchise without the prior approval of the Company, and provides the Company a right of first refusal to purchase the franchise on the same terms and conditions as any proposed transfer by the franchisee. For a period of 24 months following the date of termination or expiration of the Franchise Agreement, the franchisees and certain of their principals may not compete with the Company within a 50-mile radius of any existing or planned Company owned or franchised restaurant, subject to certain exceptions. Additionally, the franchisees may not solicit any previously serviced accounts, groups or clientele for or on behalf of any casual dining restaurant for one year following the termination or expiration of the Franchise Agreement.

     The Franchise Agreements require the franchisee to pay an initial $30,000 franchise fee and a monthly royalty fee of 3.0% of gross sales. In addition, the Company may require the franchisees to contribute up to 1.0% of gross sales to the Company's general advertising account and expend on an annual basis up to 3.0% of gross sales for local promotional activities, subject to the approval of the Company. In 1996, L.W. Group paid the Company $60,000 for the initial franchise fees in connection with the two restaurants opened in Oklahoma and total royalty fees of approximately $65,000.

     Management is considering other future franchising opportunities in areas which are not in the Company's immediate expansion plans for owned restaurants, and has had preliminary discussions with third parties that could result in the franchising of additional Logan's Roadhouse restaurants on similar terms as the Company's agreements with its franchisees.

COMPETITION

     Competition in the restaurant industry is intense. Logan's Roadhouse restaurants compete with mid-priced, full-service, casual dining restaurants primarily on the basis of quality, atmosphere, location and value. Moreover, other restaurants operate with concepts that compete for the same casual dining customers as the Company, with the number of casual dining restaurants emphasizing steaks substantially increasing in recent years. The Company also competes with other restaurants and retail establishments for quality sites.

     Many of the Company's competitors are well established and have substantially greater financial, marketing and other resources than the Company. Regional and national restaurant companies recently have expanded their operations in the current and anticipated market areas of the Company. There can be no assurance that the expansion of these well-financed chains in these market areas will not adversely affect the Company's profitability.

EMPLOYEES

     As of March 1, 1997, the Company employed approximately 1,900 people, of whom 22 are executive and administrative personnel, 114 are restaurant management personnel and the remainder are hourly restaurant personnel. Many of the Company's hourly restaurant employees work part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

SERVICE MARKS

     Logan's Roadhouse is registered as a federal service mark on the Principal Register of the United States Patent and Trademark Office. The Company regards its service mark as having significant value and being an important factor in the development and marketing of its restaurants. The Company's policy is to pursue registration of its service marks and trademarks whenever possible and to oppose vigorously any infringement of its service marks and trademarks.

GOVERNMENT REGULATION

     The Company is subject to a variety of federal, state and local laws.
Each of the Company's restaurants is subject to permitting, licensing and regulation by a number of government authorities, including alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

     Approximately 12% of the Company's net restaurant sales were attributable to the sale of alcoholic beverages in 1996. See "Management's Discussion and Analysis or Plan of Operation." Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

     The failure of a restaurant to obtain or retain liquor or food service licenses would have a material adverse effect on the restaurant's operations. To reduce this risk, each Company restaurant is operated in accordance with procedures intended to assure compliance with applicable codes and regulations.

     The Company is subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing $1,000,000 comprehensive general liability insurance, as well as excess liability coverage of $20,000,000 per occurrence, with no deductible.

     The Company's restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters, over which the Company has no control. Significant numbers of the Company's service, food preparation and other personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase the Company's labor costs.

     The development and construction of additional restaurants also are subject to compliance with applicable zoning, land use and environmental laws and regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently operates 18 restaurants, all of which are freestanding facilities. The following table sets forth certain information with respect to the Company's existing Logan's Roadhouse restaurants and restaurants under construction:



                                                 SEATING   RESTAURANT SIZE    PROTOTYPE
OPENING DATE               LOCATION              CAPACITY  APPROX. SQ. FT.   OR RENOVATED
-------------  --------------------------------  --------  ----------------  ------------
August 1991    Lexington, Kentucky                 257          6,800        Renovated
August 1992    Nashville, Tennessee                272          7,100        Renovated
               (Hickory Hollow)
July 1993      Nashville, Tennessee (Rivergate)    290          7,350        Renovated
May 1994       Clarksville, Tennessee              292          7,800        Prototype
July 1994      Jackson, Tennessee                  292          7,800        Prototype
January 1995   Murfreesboro, Tennessee             292          7,800        Prototype
May 1995       Brentwood/Franklin, Tennessee       292          7,800        Prototype
               (Cool Springs)
June 1995      Paducah, Kentucky                   286          8,300        Renovated
November 1995  Chattanooga, Tennessee              292          7,800        Prototype

January 1996   Clarksville, Indiana                292          7,800        Prototype
June 1996      Johnson City, Tennessee             292          7,800        Prototype
June 1996      Florence, Alabama                   292          7,800        Prototype
August 1996    Columbus, Georgia                   299          8,400        Renovated
October 1996   Knoxville, Tennessee                292          7,800        Prototype
December 1996  Barboursville, West Virginia        292          7,800        Prototype
January 1997   Evansville, Indiana                 292          7,800        Prototype
February 1997  Tuscaloosa, Alabama                 292          7,800        Prototype
February 1997  Memphis, Tennessee                  292          7,800        Prototype
April 1997     Athens, Georgia                     292          7,800        Prototype
(Projected)    (Under Construction)
April 1997     Macon, Georgia                      292          7,800        Prototype
(Projected)    (Under Construction)
June 1997      Louisville, Kentucky                292          7,800        Prototype
(Projected)    (Under Construction)
July 1997      Cookeville, Tennessee               292          7,800        Prototype
(Projected)    (Under Construction)

     The cost of developing the Company's prototype Logan's Roadhouse restaurant is estimated to range from $1.9 to $2.5 million, including $875,000 for building costs, $375,000 for equipment costs and $175,000 for preopening costs. Land acquisition costs, including site preparation, are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of development for a new restaurant will not include land acquisition costs if the property is leased rather than purchased. Although the Company plans to focus its growth and expansion strategy on purchasing real property on which to develop its restaurants, the Company will continue to lease properties in certain locations. Management believes the Company's restaurant facilities are adequately covered by insurance.

     The Company's executive offices are located in approximately 6,700 square feet of space in Nashville, Tennessee, under a lease expiring in 1999. Management believes that these facilities are adequate for the Company's current needs and the rent payable for this space does not exceed the fair market value of comparable properties. Management believes that should the need to secure additional space arise, it will be able to obtain additional space on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

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

     On February 11, 1997, Kenneth F. Payne filed a lawsuit against the Company in the United States District Court for the Middle District of Tennessee, Nashville Division. Mr. Payne claims that the Company terminated his employment because he refused to participate in, or remain silent about, and reported certain improper or inappropriate activities allegedly engaged in by the Company. Mr Payne claims compensatory, liquidated and punitive damages in excess of $50,000 as a result of the Company's termination of his employment. The Company denies Mr. Payne's allegations and contends that his termination was based upon legitimate business reasons and that it has not engaged in any improper activities. The Company believes the case has no merit and will vigorously defend itself. At this time, the Company believes that the lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

     The Company's forward-looking statements relating to the above-described litigation reflect management's best judgment based on the status of the litigation to date and facts currently known to the Company and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.

     Except as set forth above, the Company is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company, except for routine litigation arising in the ordinary course of business. In the judgment of management of the Company, no material adverse effect on the Company's financial position or results of operations would result if any such litigation were not resolved in the Company's favor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter ended December 29, 1996.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company completed its IPO on July 26, 1995 at a price per share of $9.00. Since such time, the Common Stock has traded on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "RDHS." The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market. The price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

1995                                      HIGH    LOW
----                                     ------  ------
Third Quarter (beginning July 26, 1995)  $12.17  $10.33
Fourth Quarter.........................   12.50    9.50
1996
----
First Quarter..........................   19.00   11.17
Second Quarter.........................   23.50   17.00
Third Quarter..........................   23.00   15.50
Fourth Quarter.........................   23.50   17.50
1997
----
First Quarter (through March 26, 1997).   27.50   19.88

     Except as otherwise specified, all share amounts and share price information in this report reflect the three-for-two stock split effected as a stock dividend on June 5, 1996.

     On March 26, 1997, the last reported sale price for the Common Stock on the Nasdaq National Market was $20.50 per share. The Company estimates that as of March 20, 1997, there were approximately 115 holders of record of its Common Stock.

     The Company has not paid any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Company's Board of Directors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion includes comments and data relating to the Companys financial condition and results of operations for the three-year period ended December 29, 1996. As of this date, the Company had 15 Logans Roadhouse restaurants in operation and has subsequently opened three new units. The following table reflects the growth in number of restaurants over the three year period.



Restaurants                             1994    1995    1996
-----------                             ----    ----    ----
In operation, beginning of year            3       5       9
Newly opened                               2       4       6
                                        ----    ----    ----
In operation, end of year                  5       9      15
                                        ====    ====    ====
Under construction, end of year            2       2       4
                                        ====    ====    ====

Net restaurant sales includes a combination of food and beverage sales and are net of applicable state and city sales taxes. For restaurants open the full fiscal year of 1996, approximately 31% of net restaurant sales occurred in the first quarter (16 weeks) compared to a range of 22% to 23% of net restaurant sales in each of the other three quarters consisting of 12 weeks each.

Cost of restaurant sales includes expenses occurring at the unit level that are directly associated with restaurant activities such as food and beverage costs, labor and benefits, occupancy costs, and depreciation and amortization.

Food and beverage costs primarily consist of the costs of beef, chicken, ribs, seafood, produce and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of roasted peanuts, which are complimentary to all customers, are included in this category. Various factors beyond the Companys control, including adverse weather and natural disasters, may cause periodic fluctuations in food costs. Generally, these temporary increases are absorbed by the Company and not passed on to customers; however, management has previously adjusted menu prices to compensate for increased costs of a more permanent nature. There were no menu price increases implemented during 1996.

Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes, workers compensation, various health, life and dental programs, vacations, and sick pay. Generally, when a new restaurant opens, the Company incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30 to 60 day post-opening period, hourly labor schedules are gradually adjusted according to sales volume to provide maximum efficiency.

Occupancy and other costs and expenses at the restaurant level are primarily fixed in nature and generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

Depreciation and amortization expense includes depreciation on property and equipment recorded on a straight-line basis over an estimated useful life and amortization of a new restaurants preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized over 12 months commencing with a restaurants opening. As of December 29, 1996, the amount of preopening costs, net of amortization, on the Companys balance sheet was $831,563.

General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training, rent and office supplies are the major items of expense in this category.

Net interest expense includes costs and expenses associated with various debt-financed capital expenditures and the capitalization of financing leases. Interest income is derived from excess funds invested in short-term interest-bearing taxable and non-taxable securities.

From inception through July 25, 1995, the Company was a partnership and, accordingly, incurred no federal or state income tax liability. The discussion of financial condition and results of operations included in the paragraphs that follow reflect a pro forma adjustment for federal and state taxes that would have been recorded during these periods if the Company had been subject to corporate income taxes for the periods presented.

The following section should be read in conjunction with Selected Financial Data and the Companys Financial Statements and Notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net restaurant sales of certain income statement data, for the years indicated.


                                        1994    1995    1996
                                        ----    ----    ----
Net restaurant sales                    100.0%  100.0%  100.0%
Costs and expenses:
        Food and beverage                35.6    35.7    33.3
        Labor and benefits               27.1    26.8    27.3
        Occupancy and other              17.9    16.5    14.6
        Depreciation and amortization     2.5     3.6     4.6
        General and administrative        5.2     6.2     6.0
                                        -----   -----   -----
Total operating costs and expenses       88.3    88.8    85.7
                                        -----   -----   -----
        Operating income                 11.7    11.2    14.3
Interest income (expense), net           (0.9)   (0.6)    1.1
                                        -----   -----   -----
        Earnings before income taxes     10.8    10.6    15.4
Income taxes                              3.8     3.8     5.3
                                        -----   -----   -----
        Net earnings                      7.0%    6.8%   10.1%
                                        =====   =====   =====

FISCAL YEAR ENDED DECEMBER 29, 1996 COMPARED TO
FISCAL YEAR ENDED DECEMBER 31, 1995

Net restaurant sales increased $13.1 million or 47.1% to $41.0 million in 1996 from $27.9 million in 1995. The Company had 15 restaurants in operation during 1996 compared to nine in 1995. The 47.1% growth in sales is attributable to the opening of six new restaurants in 1996. Same store sales declined slightly by 0.4% during 1996, primarily as a result of one unit experiencing increased competition. There were no menu price increases implemented during 1996. Alcoholic beverage sales accounted for 11.9% and 12.9% of net restaurant sales for 1996 and 1995, respectively. Management attributes the decrease in alcoholic beverage sales as a percentage of net restaurant sales to an increase in the Companys lunch sales and a relative decrease in liquor sales.

Food and beverage costs as a percentage of net restaurant sales decreased to 33.3% in 1996 from 35.7% in 1995. Management attributes the overall 2.4% decline to lower beef and produce prices and the switch to a new food distributor in late November 1995. In addition, increases in other food and beverage items were partially offset by a 3.0% menu price increase in November 1995. The prices of the Companys commodities (beef, pork, chicken, seafood, and produce) are subject to seasonal fluctuations. Accordingly, food cost results for 1996 may not be indicative of results to be expected in future years.

Labor and benefits increased $3.7 million or 49.4% to $11.2 million in 1996 from $7.5 million in 1995, primarily as a result of having 15 restaurants in operation in 1996 compared to nine in 1995. Labor and benefits, expressed as a percentage of net restaurant sales, increased to 27.3% in 1996 from 26.8% in 1995. This increase is primarily attributable to the opening of six new restaurants during 1996 and the associated high labor costs normally incurred. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30 to 60 day post-opening period, labor schedules are gradually adjusted to provide maximum efficiency with existing sales volume.

Occupancy and other costs increased $1.4 million or 30.1% to $6.0 million in 1996 from $4.6 million in 1995, primarily as a result of operating with a larger restaurant base in 1996. As a percentage of net sales, occupancy and other costs declined 1.9% to 14.6% in 1996 from 16.5% in 1995. In connection with the Companys initial public offering of common stock in July 1995, the Company purchased for $6.1 million all of the real property and improvements on three of its restaurant sites and all of the improvements on two of its restaurant sites. Such real property and improvements previously had been leased. Accordingly, rent expense has significantly declined since July 1995.

Depreciation and amortization expense increased $879,000 or 88.7% to $1.9 million in 1996 from $990,000 in 1995. As a percentage of net sales, depreciation and amortization expense represented 4.6% and 3.6%, respectively, for 1996 and 1995. The increase is primarily the result of the aforementioned purchase of five leased facilities and of increased depreciation and amortization resulting from the opening of six new restaurants during 1996.

General and administrative expenses increased $721,000 or 41.8% to $2.4 million in 1996 from $1.7 million in 1995. As a percentage of net restaurant sales, general and administrative expenses declined slightly to 6.0% in 1996 from 6.2% in 1995. Because of the Companys expansion plans, management expects these expenses to continue to increase during 1997 in absolute dollars, but to decline slightly as a percentage of net restaurant sales.

Net interest income (interest income minus interest expense) from cash and cash equivalents amounted to $308,491 in 1996 as compared to $177,960 of net interest expense in 1995. On April 10, 1996, the Company completed a secondary offering whereby 1,293,750 shares of Common Stock were sold, with net proceeds amounting to approximately $20.8 million. From the net proceeds, the Company repaid all of the then outstanding debt. Accordingly, since the latter date, the Company has incurred no interest expense and generated interest income from its various taxable and non-taxable investments.

The Companys first two franchised restaurants were opened in Edmond and Oklahoma City, Oklahoma in May and November, 1996, respectively. In connection with both openings, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. In addition, total royalty fees of $64,742 were received during the year from both franchised restaurants.

The effective tax rates for 1996 and 1995 (on a pro forma basis) were 34.3% and 35.4%, respectively. The reduction in the 1996 tax rate to 34.3% is attributable to the impact of tax-free interest income being generated from certain non-taxable investments.

From inception through July 25, 1995, the Company was a partnership and accordingly incurred no federal or state income tax liability. Included in operating results for 1995 is a pro forma adjustment that provides for statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for the period indicated.

As a result of the factors discussed above, net earnings in 1996 increased 117.8% to $4,148,561 or 10.1% of net sales from $1,905,144 or 6.8% of net sales in 1995. Earnings per share increased $0.21 or 42.0% in 1996 to $.71 from $.50 in 1995 with a 52.0% increase in weighted average shares of Common Stock outstanding.

Fiscal Year Ended December 31, 1995 Compared to Fiscal Year Ended December 25, 1994

     Net restaurant sales increased $12.9 million or 85.9% from $15.0 million in 1994 to $27.9 million in 1995. The Company had nine restaurants in operation during 1995 compared to five in 1994. The 85.9% growth in sales is primarily attributable to the opening of four new restaurants and to a 3.8% increase in same store sales in 1995 over the comparable period in 1994. This increase resulted from higher customer counts and menu price increases of 2.2% and 3.0% in April 1994 and late November 1995, respectively. Alcoholic beverage sales accounted for 13.8% and 12.9% of net restaurant sales for 1994 and 1995, respectively. Management attributes the decrease in alcoholic beverage sales as a percentage of net restaurant sales to an increase in the Company's lunch sales and a relative decrease in liquor sales.

     Food and beverage costs as a percentage of net restaurant sales increased slightly from 35.6% in 1994 to 35.7% in 1995. Although the prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations, these prices have remained fairly stable during 1994 and 1995. Increases in costs were partially offset by menu price increases of 2.2% in April 1994 and 3.0% in late November 1995.

     Labor and benefits increased $3.4 million or 84.9% from $4.1 million in 1994 to $7.5 million in 1995, primarily as a result of having nine restaurants in operation in 1995 compared to five in 1994. Labor and benefits, expressed as a percentage of net restaurant sales, declined from 27.1% in 1994 to 26.8% in 1995. This decline is primarily the result of improved operating efficiency resulting from operating with higher average unit sales volume.

     Occupancy and other costs increased $1.9 million or 70.7% from $2.7 million in 1994 to $4.6 million in 1995, primarily as a result of operating with a larger restaurant base in 1995. As a percentage of net sales, occupancy and other costs declined 1.4% from 17.9% in 1994 to 16.5% in 1995. In connection with the IPO in July 1995, the Company purchased for $6.1 million all of the real property and improvements on three of its restaurant sites and all of the improvements on two of its restaurant sites. Such real property and improvements previously had been leased. Accordingly, rent expense has significantly declined since July 1995. The decline of 1.4% is primarily the result of increased average unit sales volume on relatively fixed expenses which generally do not vary with sales.

     Depreciation and amortization expense increased $606,000 or 157.8% from $384,000 in 1994 to $990,000 in 1995. As a percentage of net sales, depreciation and amortization expense represented 2.5% and 3.6%, respectively, for 1994 and 1995. The increase is primarily the result of the aforementioned purchase of five leased facilities and of increased depreciation and amortization resulting from the opening of four new restaurants during 1995.

     General and administrative expenses increased $951,000 or 122.4% from $777,000 in 1994 to $1.7 million in 1995. As a percentage of net restaurant sales, general and administrative expenses increased from 5.2% in 1994 to 6.2% in 1995. This increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of finance, accounting, human resources, operations, training and real estate during the latter part of 1994 and in 1995 reflecting the increased level of organizational support necessary to support the Company's growing restaurant base. In addition, in 1995 the Company incurred certain additional costs associated with operating as a public company. Because of the Company's expansion plans, management expects these expenses to continue to increase during 1996 in absolute dollars, but to decline slightly as a percentage of net restaurant sales.

     Net interest expense increased $36,000 or 25.4% from $142,000 in 1994 to $178,000 in 1995. This increase is primarily the result of growth in the number of restaurants in operation and the incremental financing costs associated with such growth. The Company also generated

$76,000 of interest income from short-term investments of the net proceeds from the IPO to offset this increase. As a percentage of sales, this category has remained approximately the same for the comparable periods, amounting to 0.9% and 0.6% in 1994 and 1995, respectively.

     Pro forma income taxes reflect statutory federal and state tax rates then in effect as though the Company had been subject to corporate income taxes for the entire periods indicated. The effective tax rates were 35.4% for both 1994 and 1995.

     Pro forma net earnings increased from $1.0 million in 1994 to $1.9 million in 1995, an increase of 82.7%.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could affect the Companys operations. A majority of the Companys employees are paid hourly rates related to federal and state minimum wage laws. In addition, the Company is required to pay property taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants. Management believes that inflation has had no significant impact on costs during the last two years, primarily because the largest single item of expense, food costs, has remained relatively stable during this period.


QUARTERLY FINANCIAL AND RESTAURANT
OPERATING DATA

The following is a summary of certain unaudited quarterly results of operations for each of the last three fiscal years. For financial reporting purposes, the first quarter consists of 16 weeks, with the second, third and fourth quarters each consisting of 12 weeks (13 weeks in the fourth quarter of 1995 because it was a 53 week year):



                                 First  Second   Third  Fourth
                                Quarter Quarter Quarter Quarter Total
                                ------- ------- ------- ------  -----
                                        (dollars in thousands)

FISCAL YEAR ENDED DECEMBER 29, 1996:

Net restaurant sales            $10,905 $9,077  $10,139 $10,923 $41,044
Net earnings                    $   858 $  981  $ 1,091 $ 1,219 $ 4,149
Restaurants in operation, end
   of quarter                        10     12       14      15      15

FISCAL YEAR ENDED DECEMBER 31, 1995:

Net restaurant sales            $ 6,857 $6,400  $ 6,891 $ 7,752 $27,900
Pro forma net earnings (1)      $   420 $  350  $   530 $   605 $ 1,905
Restaurants in operation, end
   of quarter                         6      8        8       9       9

FISCAL YEAR ENDED DECEMBER 25, 1994:

Net restaurant sales            $ 3,172 $ 3,441 $ 4,218 $ 4,174 $15,005
Pro forma net earnings (1)      $   206 $   257 $   344 $   236 $ 1,043
Restaurants in operation, end
   of quarter                         3       4       5       5       5


(1) Reflects pro forma adjustments for income taxes as if the Company had been a corporation prior to July 26, 1995, instead of a partnership that was not subject to federal and state income taxes.

Management believes there is a small degree of seasonality to the business, with average weekly sales being slightly lower in the winter months. Because the Companys first fiscal quarter consists of 16 weeks, however, the effect of such seasonality is not necessarily reflected in the Companys quarterly financial results of operations.

LIQUIDITY AND CAPITAL RESOURCES

On April 10, 1996, the Company completed a secondary offering whereby 1,293,750 shares (giving effect to a three-for-two stock split) of Common Stock were sold in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $20.8 million. From the net proceeds, the Company repaid approximately $2.3 million of outstanding indebtedness and plans to use the remaining proceeds, together with cash on hand, cash flow from operations and lease financing, to open eight or nine additional restaurants during 1997 of which three have been opened subsequent to December 29, 1996. The Companys ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Companys new restaurants will generate sales revenue or profit margins consistent with those of the Companys existing restaurants, or that these new restaurants will be operated profitably.

The Companys principal capital needs arise from the development of new restaurant facilities and, to a lesser extent, maintenance and improvement of its existing facilities. Prior to the Companys initial public offering in late July 1995, the principal sources of capital to fund the aforementioned expenditures were operating cash flow, bank borrowings and lease financing.
The following table provides certain information regarding the Companys sources and uses of capital for the periods presented.

                                        1994            1995            1996
                                        ----            ----            ----
                                                   (in thousands)
Cash flows from operations            $ 2,195         $ 3,011        $  7,302
Net proceeds from public offering           -          13,048          20,773
Capital expenditures                   (2,047)        (13,886)        (18,146)
Net borrowings (repayments)               806             529          (2,579)

Since inception, the Companys single largest use of funds has been for capital expenditures consisting of land, building, equipment and preopening costs associated with its restaurant expansion program. The substantial growth of the Company over the period has not required significant additional working capital. Sales are predominately cash, and the business does not require significant receivables or inventories. In addition, it is typical to receive trade credit for the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

The Company prefers to own its restaurant facilities when possible rather than lease. The cost of developing the Company's prototype Logans Roadhouse restaurant is estimated to range from $1.9 to $2.5 million, including $875,000 for building costs, $375,000 for equipment costs and $175,000 for preopening costs. Land acquisition costs, including site preparation, are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of development of a new restaurant will not include land acquisition costs if the property is leased rather than purchased.

Capital expenditures and preopening costs planned for 1997 are estimated to range from approximately $14.3 million to $16.5 million for the development of 11 or 12 new restaurants of which eight or nine are expected to be opened in 1997. In addition, the Company plans to spend $200,000 in 1997 to renovate and replace equipment in existing restaurants.

Management believes that the net proceeds of the secondary offering, together with available cash reserves (including an unused $2.5 million bank line of credit) and cash provided from operations, will be sufficient to fund the Companys expansion plans through 1997. Should the Companys actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

In order to provide any additional funds necessary to pursue the Companys growth strategy, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

This report contains certain forward-looking statements, including those relating to the opening of additional restaurants and planned capital expenditures, each of which is affected by the specific, cautionary language appearing in the first paragraph of Liquidity and Capital Resources.

ITEM 7.  FINANCIAL STATEMENTS

         See Appendix A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     The information regarding the directors of the Company is incorporated by reference to the information contained under the caption "Proposal 1: Election of Directors" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1997.

EXECUTIVE OFFICERS

     The information regarding the executive officers of the Company is incorporated by reference to the information contained under the caption "Executive Compensation - Executive Officers of the Company" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1997.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     This information is incorporated by reference to the information contained under the caption "Compliance with Reporting Requirements of the Exchange Act" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1997.

ITEM 10. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information contained under the caption "Executive Compensation" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information contained under the caption "Voting Securities and Principal Holders Thereof" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the IPO, the Company's operations were conducted through the Predecessor, of which O'Charley's and LMG were the general partners. Prior to the IPO and the Reorganization, the Predecessor made periodic distributions to LMG and O'Charley's in accordance with their respective ownership interests in the Predecessor. In 1994, the Predecessor distributed approximately $574,000 to LMG and approximately $144,000 to O'Charley's, and in 1995, the Predecessor distributed approximately $402,000 to LMG and $101,000 to O'Charley's.
Pursuant to the Reorganization, the Company distributed approximately $203,000 to LMG and $51,000 to O'Charley's, such amounts equaling the estimated income taxes payable on the Predecessor's earnings through July 9, 1995. After the IPO, the Company paid approximately $43,000 directly to a state taxing authority on behalf of LMG, and distributed approximately $42,000 in the aggregate to the former LMG shareholders and $10,000 to O'Charley's in accordance with their respective former ownership interests in the Predecessor, such amounts equaling the estimated income taxes payable on the Predecessor's earnings in accordance with the Predecessor's final tax return. All distributions to LMG and O'Charley's were funded by cash provided from operations.

     Pursuant to the Reorganization, O'Charley's contributed to the Company all of its interest in the Predecessor in exchange for 953,993 shares of Common Stock, and Messrs. Moats, McWhorter and Wachtel received 396,282, 594,425 and 1,122,801 shares, respectively, of Common Stock in exchange for their shares of LMG Common Stock. O'Charley's and Messrs. Moats, McWhorter and Wachtel sold 943,493, 65,520, 127,388 and 473,100 shares, respectively, of Common Stock in the IPO. Based on the IPO price of $9.00 per share, O'Charley's and the former LMG shareholders exchanged their interests in the Predecessor for shares of Common Stock valued at approximately $8.6 million and $19.0 million, respectively. The number of shares of Common Stock issued to O'Charley's and the former LMG shareholders was based on their respective former ownership interests in the Predecessor and the proposed IPO price. In connection with the Reorganization, each of O'Charley's and Messrs. McWhorter and Wachtel entered into a Restrictive Covenant Agreement with the Company, whereby O'Charley's and Messrs. McWhorter and Wachtel agreed not to solicit or hire certain management employees of the Company, and the Company agreed not to solicit or hire certain management employees of O'Charley's or certain restaurants controlled by Mr. Wachtel. Each Restrictive Covenant Agreement will expire on July 25, 1997.

     In connection with the Reorganization, each of O'Charley's and Messrs. McWhorter, Wachtel and Moats entered into a Registration Rights Agreement with the Company which gave them certain rights with respect to the registration under the Securities Act of shares of Common Stock held by them from time to time, including a single demand registration right and unlimited piggy-back registration rights. In connection with the Company's secondary offering completed on April 15, 1996 (the "Offering"), O'Charley's and Messrs. McWhorter and Wachtel exercised their piggy-back registration rights and sold 10,500, 16,500 and 180,000 shares, respectively, of Common Stock. They received net proceeds of approximately $171,000, $269,000 and $2.9 million, respectively, from the Offering.

The Predecessor leased real estate for the operation of five of its restaurants from O'Charley's prior to the IPO. The Company used approximately $6.1 million of the net proceeds from the IPO to purchase at the appraised value all of the real property and improvements on three of its restaurant sites owned by O'Charley's and all of the improvements on two of its restaurant sites subject to subleases with the Company, as sublessee, and O'Charley's, as sublessor.
The appraised value of the real property was calculated on the basis of comparable land values, replacement cost and the assumed net operating income of each property, discounted by an appropriate capitalization rate. The cost of such properties to O'Charley's was approximately $5.1 million, and their sale to the Company resulted in profit to O'Charley's of approximately $1.0 million. The lease agreements between the Company and O'Charley's provided for annual rental in an aggregate amount equal to the greater of (i) $523,000 or
(ii) 6% of sales up to $2,000,000, 5% of sales in excess of $2,000,000 and less than $3.0 million and 4% of all sales in excess of $3.0 million for each respective restaurant. During 1993, 1994 and 1995, the Company paid O'Charley's aggregate rent of approximately $269,000, $592,000 and $594,000, respectively. The Company does not currently lease any restaurants or real property underlying restaurants from O'Charley's. The Company is, however, obligated to pay an annual fee to O'Charley's in consideration of its guaranty of one of the Company's restaurant leases equal to 2% of the discounted rent and expenses to be paid during the term of the lease (discounted at an 8% rate). The Company paid O'Charley's a total of $29,207 in lease guaranty fees in 1995 and is obligated to pay an annual fee of $26,942 to O'Charley's for the duration of the lease or until O'Charley's is released from the guaranty.

     The Company paid O'Charley's a total of $7,150 and $5,638 in rental payments for its executive offices in 1993 and 1994, respectively. Management believes that the rent payable for this space did not exceed the fair market value of comparable properties. Currently, the Company leases executive office space from an unaffiliated third party pursuant to a lease agreement dated September 23, 1994. See "Description of Property."

     Prior to the IPO, the Company paid a 2% monthly fee to O'Charley's for guaranty fees based on the outstanding balance of certain capital leases and bank debt. The Company paid O'Charley's a total of approximately $16,100, $9,600 and $27,100 in guaranty fees in 1993, 1994 and 1995, respectively. The guaranty fees paid by the Company to O'Charley's related to the Company's indebtedness with a bank under a revolving line of credit and two equipment leases. Upon completion of the IPO, releases were obtained from certain lenders thereby eliminating this fee. In connection with the IPO, the Company caused O'Charley's to be released from all existing guarantees in respect to indebtedness of the Company. Management does not anticipate that O'Charley's will guarantee any future debt financing of the Company.

     The Company paid O'Charley's a total of $1.7 million, $3.5 million and $5.7 million for food products and supplies in 1993, 1994 and 1995, respectively. In general, the amounts paid by the Company to O'Charley's represented the cost of food products plus an agreed upon mark-up consistent with industry practice. Management believes the terms of this arrangement were comparable to those which could be obtained from unaffiliated third parties. Currently, the Company purchases its food products and supplies from an unaffiliated third party pursuant to an agreement dated August 9, 1995. See "Description of Business -- Restaurant Operations" and "Management's Discussion and Analysis or Plan of Operation."

     The Predecessor utilized various accounting and administrative services provided by O'Charley's prior to April 1995. The Predecessor paid O'Charley's a total of approximately $44,500, $67,500 and $21,300 in fees for such services in 1993, 1994 and 1995, respectively. In April 1995, the Company entered into a computer and software services agreement (the "Software Agreement"), whereby O'Charley's agreed to provide various computer and software services to the Company's corporate office and each of the Company's restaurants. Pursuant to the Software Agreement, the Company paid O'Charley's $1,950 per four-week accounting period, subject to reasonable adjustments thereafter, plus additional fees for certain support or installation services. In May 1996, the Company terminated the Software Agreement and purchased for $20,000 all software written by O'Charley's personnel for the Company and existing as of the date of the Software Agreement.

     In 1992, the Company entered into an asset purchase agreement and a sublease agreement with Bluegrass Steaks, Inc., a Tennessee corporation owned by Mr. Wachtel ("Bluegrass"), for the purpose of obtaining the right to develop and operate the Logan's

Roadhouse restaurant located in Lexington, Kentucky. In connection with the asset purchase agreement, the Company executed an unsecured installment note bearing interest at a rate of 9.5% payable in monthly principal installments of $4,314, plus interest, that was paid in full in August 1995. The Company paid a total of $51,767 in principal payments to Bluegrass in both 1993 and 1994 and $34,510 in 1995. The sublease agreement calls for minimum annual lease payments of approximately $148,000 through September 2002, subject to contingent rentals based on certain achieved sales levels, and requires Bluegrass to pay all taxes other than real property taxes and assessments related to the restaurant property and improvements. The Company paid approximately $148,000 in basic rentals in each of 1993, 1994, 1995 and 1996, and contingent rentals of approximately $84,000, $102,000, $107,000 and $85,000 in 1993, 1994, 1995 and
1996, respectively, under this lease.

     In connection with the franchising of Logan's Roadhouse restaurants in select market areas not in the Company's immediate expansion plans for owned restaurants, the Company entered into Area Development Agreements and Franchise Agreements with each of L.W. Group, Inc., a corporation controlled by Mr. Wachtel, and CMAC Incorporated, a corporation controlled by Mr. McWhorter, in January 1996 and March 1997, respectively. L.W. Group currently operates two Logan's Roadhouse restaurants in Edmond and Oklahoma City, Oklahoma. CMAC plans to open its first franchised restaurant in Greenville, South Carolina in August 1997.

     Each Development Agreement requires the franchisees to locate sites for and develop a specified number of Logan's Roadhouse restaurants within specified geographic areas. Under the terms of each Development Agreement, the franchisees are required to open a specified number of restaurants during scheduled intervals, and management of the Company has the right to approve each restaurant site. Franchisees are required to enter into individual franchise agreements for each Logan's Roadhouse restaurant it develops. Each Development Agreement prohibits the franchisees and their principals from owning, operating or assisting other restaurants with menus or methods of operation similar to those of Logan's Roadhouse restaurants that are located within the geographic area covered by the Development Agreement. The initial terms of the Development Agreements with L.W. Group and CMAC expire on December 31, 2000 and March 31, 2002, respectively, subject to automatic renewal for an additional five years following such initial term, provided the franchisees have satisfied the development schedule specified in their respective Development Agreements. The Company has the right to purchase all of the outstanding stock of L.W. Group and CMAC beginning in January 2001 and March 2002, respectively, upon the occurrence of specified events on the terms and conditions as set forth in their respective Development Agreements. The franchisees could lose their exclusive development rights under their respective Development Agreements if they fail to meet the performance and other requirements specified in the Development Agreements or the Franchise Agreements.

     Each Franchise Agreement grants to the franchisees the right to operate a Logan's Roadhouse restaurant in a specified location for a period of 20 years, with two additional five-year renewal options. Each Franchise Agreement licenses the right to use the Company's trademarks and service marks with respect to this specific restaurant site, subject to appropriate oversight by the Company. In developing a Logan's Roadhouse restaurant, the franchisees are required to comply with the Company's general construction specifications, designs, color schemes, signs and equipment, formulas for preparation of food and beverage products, operations and financial control methods, and management training plans. The Company is obligated to provide a three week training program for a fee ranging from $45,000 to $55,000 per restaurant during which certain of the franchisees' personnel are educated and instructed at the franchisees' restaurant in all aspects of the Company's system of operations. The course will begin approximately one week prior to the opening of the franchisees' restaurant and will end approximately two weeks after such opening. Pursuant to the terms of the Franchise Agreement, additional training by the Company's training crew may be conducted at the franchisees' restaurant upon request. The franchisee is responsible for all expenses incurred by its personnel while in training, including travel and living expenses. Each Franchise Agreement prohibits the franchisee from transferring ownership of the franchise without the prior approval of the Company, and provides the Company a right of first refusal to purchase the franchise on the same terms and conditions as any proposed transfer by the franchisee. For a period of 24 months following the date of termination or expiration of the Franchise Agreement, the franchisees and certain of their principals may not compete with the Company within a 50-mile radius of any existing or planned Company owned or franchised restaurant, subject to certain exceptions. Additionally, the franchisees may not solicit any previously serviced accounts, groups or clientele for or on behalf of any casual dining restaurant for one year following the termination or expiration of the Franchise Agreement.

     The Franchise Agreements require the franchisee to pay an initial $30,000 franchise fee and a monthly royalty fee of 3.0% of gross sales. In addition, the Company may require the franchisees to contribute up to 1.0% of gross sales to the Company's general advertising account and expend on an annual basis up to 3.0% of gross sales for local promotional activities, subject to the approval of the Company. In 1996, L.W. Group paid the Company $60,000 for the initial franchise fees in connection with the two restaurants opened in Oklahoma and total royalty fees of approximately $65,000.

     Management is considering other future franchising opportunities in areas which are not in the Company's immediate expansion plans for owned restaurants, and has had preliminary discussions with third parties that could result in the franchising of additional Logan's Roadhouse restaurants on similar terms as the Company's agreements with its franchisees.

     The Company's Board of Directors has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and affiliates be on terms no less favorable to the Company than those obtainable from unrelated third parties. Although all of the above transactions necessarily involved conflicts of interests, management of the Company believes that all of the above transactions were entered into on such terms based on (i) a comparison of terms and conditions available from third parties, (ii) the advice of counsel and other outside experts, (iii) the use of and reliance on an independent appraisal in connection with the purchase of real property and (iv) a determination by the Company's board of directors in certain instances.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following is a list of exhibits furnished:



EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
   *2    -- Exchange Agreement, dated May 30, 1995, by and among O'Charley's, each of the shareholders of LMG and the Registrant
   *3.1  -- Amended and Restated Charter of the Registrant
   *3.2  -- Bylaws of the Registrant
   *4.1  -- Section 8 of the Amended and Restated Charter of the Registrant
            (included in Exhibit 3.1)
   *4.2  -- Specimen of Common Stock certificate
  *10.1  -- Registrant's 1995 Non-Employee Director Stock Option Plan
  *10.2  -- Registrant's 1995 Incentive Stock Plan
  *10.3  -- Partnership Agreement, dated August 10, 1992, between O'Charley's and LMG
  *10.4  -- Amendment No. 1 to Partnership Agreement, dated November 15, 1994, between O'Charley's and LMG
 **10.5  -- Amendment No. 2 to Partnership Agreement, dated July 25, 1995, between O'Charley's and LMG
  *10.6  -- Lease Agreement, dated September 23, 1994, between the Registrant and LaSalle Fund III (executive offices)
  *10.7  -- Sublease Agreement, dated August 10, 1992, between the Registrant and Bluegrass Steaks, Inc. (Lexington, Kentucky)
  *10.8  -- Sublease Agreement, dated June 1, 1992, between the Registrant and
            O'Charley's (Antioch, Tennessee)
  *10.9  -- Sublease Agreement, dated January 13, 1993, between the Registrant and O'Charley's (Madison, Tennessee)
 *10.10  -- Lease Agreement, dated July 18, 1994, between the Registrant and
            O'Charley's (Jackson, Tennessee)
 *10.11  -- Lease Agreement, dated January 10, 1995, between the Registrant and
            O'Charley's (Murfreesboro, Tennessee)
 *10.12  -- Lease Agreement, dated November 9, 1994, between the Registrant and
            S&G Marketplace, Inc. (Paducah, Kentucky)
 *10.13  -- Lease Agreement, dated April 30, 1994, between the Registrant and
            O'Charley's (Clarksville, Tennessee)
 *10.14  -- Computer and Software Services Agreement, dated April 17, 1995, between the Registrant and O'Charley's


 *10.15  -- Revolving Master Promissory Note, dated November 16, 1994, between the Registrant and First American National Bank
 *10.16  -- Revolving Master Promissory Note, dated July 1, 1995, between the
            Registrant and First American National Bank
 *10.17  -- Continuing Guaranty, dated November 16, 1994, by LMG in favor of
            First American National Bank
 *10.18  -- Continuing Guaranty, dated November 16, 1994, by O'Charley's in favor of First American National Bank
**10.19  -- Promissory Note, dated August 11, 1995, of the Registrant to
            Citizens Bank and Trust Company of Paducah
**10.20  -- Master Note for Business and Commercial Loans, dated November 10,
            1995, of the Registrant to AmSouth Bank of Tennessee
**10.21  -- Note for Business and Commercial Loans, dated December 15, 1995, of the Registrant to AmSouth Bank of Tennessee
**10.22  -- Loan Agreement, dated February 16, 1996, between the Registrant and
            First American National Bank
**10.23  -- Master Secured Promissory Note, dated February 16, 1996, of the
            Registrant to First American National Bank
**10.24  -- Lease Guaranty Agreement, dated July 25, 1995, between the
            Registrant and O'Charley's
**10.25  -- Restrictive Covenant Agreement, dated July 25, 1995, between the
            Registrant and O'Charley's
**10.26  -- Restrictive Covenant Agreement, dated July 25, 1995, between the
            Registrant and Charles F. McWhorter, Jr.
**10.27  -- Restrictive Covenant Agreement, dated July 25, 1995, between the
            Registrant and David K. Wachtel, Jr.
**10.28  -- Registration Rights Agreement, dated July 25, 1995, by and among
            O'Charley's, each of the shareholders of LMG and the Registrant **10.29 -- Letter Agreement, dated August 9, 1995, between the Registrant and
            Kraft Foodservice, Inc.
**10.30  -- Letter Agreement, dated January 9, 1996, between the Registrant and
            Coca-Cola Fountain
**10.31  -- Area Development Agreement, dated January 12, 1996, between the
            Registrant, L.W. Group, Inc. and David K. Wachtel, Jr.
**10.32  -- Form of Franchise Agreement between the Registrant, L.W. Group,
            Inc. and David K. Wachtel, Jr.
  10.33 -- Area Development Agreement, dated March 17, 1997, between the Registrant, CMAC Incorporated and Charles F. McWhorter, Jr.

  10.34  -- Form of Franchise Agreement between the Registrant, CMAC
            Incorporated and Charles F. McWhorter, Jr.
  10.35  -- Employment Agreement, dated August 1, 1996, between Edwin W. Moats,
            Jr. and the Registrant
     11  -- Statement re computation of per share earnings
     27  -- Financial Data Schedule (for SEC use only)

-------------

    * Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92976-A).
    ** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2570).


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-KSB:

         1.   Registrant's 1995 Non-Employee Director Stock
              Option Plan (filed as Exhibit 10.1)
         2.   Registrant's 1995 Incentive Stock Plan (filed as
              Exhibit 10.2)
         3.   Employment Agreement, dated August 1, 1996, between
              Edwin W. Moats, Jr. and the Registrant (filed as Exhibit
              10.35)

   (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the reporting period.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Date: March 28, 1997        Logan's Roadhouse, Inc.

                                   By: /s/ Edwin W. Moats, Jr.
                                      ----------------------------------
                                      Edwin W. Moats, Jr.
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         NAME                      TITLE(S)                        DATE
-----------------------  -----------------------------------  ---------------
/s/ Edwin W. Moats, Jr.  Chairman of the Board, President     March 28, 1997
-----------------------
  Edwin W. Moats, Jr.      and Chief Executive Officer
                           (principal executive officer)
/s/ David J. McDaniel    Vice President - Finance, Chief      March 28, 1997
-----------------------
  David J. McDaniel       Financial Officer (principal
                          financial and accounting officer),
                          Secretary, Treasurer and Director
/s/ Ralph W. McCracken   Vice President - Development         March 28, 1997
-----------------------
  Ralph W. McCracken

/s/ George S. Waltman    Vice President - Operations and      March 28, 1997
-----------------------
  George S. Waltman       Director

 /s/ Gary T. Baker        Director                            March 28, 1997
 -----------------------
   Gary T. Baker

 /s/ Jerry O. Bradley     Director                            March 28, 1997
 -----------------------
   Jerry O. Bradley

 /s/ B. Tom Collins       Director                            March 28, 1997
 -----------------------
     B. Tom Collins

/s/ Thomas E. Ervin       Director                            March 28, 1997
-------------------
  Thomas E. Ervin

/s/ Ted H. Welch          Director                            March 28, 1997
-------------------
     Ted H. Welch

                                                                      Appendix A









                            LOGAN'S ROADHOUSE, INC.
                         (FORMERLY LOGAN'S PARTNERSHIP)

                              Financial Statements

                    December 31, 1995 and December 29, 1996

                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




     The Board of Directors
     Logan's Roadhouse, Inc.:


     We have audited the accompanying balance sheets of Logan's Roadhouse, Inc. and its predecessor company, Logan's Partnership, as of December 29, 1996 and December 31, 1995, and the related statements of earnings, partners' and shareholders' equity, and cash flows for each of the years in the three-year period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan's Roadhouse, Inc. and its predecessor company, Logan's Partnership, as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 1996, in conformity with generally accepted accounting principles.


                                               /s/ KPMG PEAT MARWICK LLP


     Nashville, Tennessee
     January 27, 1997

                            LOGAN'S ROADHOUSE, INC.

                                 Balance Sheets

                    December 29, 1996 and December 31, 1995



                       ASSETS                                                              1996                1995
                                                                                           ----                ----
Current assets:
      Cash and cash equivalents                                                         $   780,307         $ 2,249,712
      Investments, at amortized cost (note 2)                                             7,807,289                   -
      Interest receivable                                                                   148,661              11,064
      Accounts receivable                                                                   353,250             184,875
      Inventories                                                                           250,582             157,938
      Preopening costs                                                                      831,563             376,014
      Prepaid expenses and other current assets                                             270,356             232,788
                                                                                        -----------         -----------
               Total current assets                                                      10,442,008           3,212,391

      Investments, at amortized cost (note 2)                                             1,253,444                   -
      Property and equipment, net (note 3)                                               33,691,774          16,600,294
      Other assets                                                                           71,873              56,017
                                                                                        -----------         -----------
               Total assets                                                             $45,459,099         $19,868,702
                                                                                        ===========         ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable (including amounts due to related parties of approximately
       $27,000 in 1995)                                                                 $ 2,656,152         $   730,176
   Accrued payroll and related expenses                                                     883,675             443,348
   Deferred revenue                                                                         392,376             239,959
   Income taxes payable (note 7)                                                             89,163              49,700
   Accrued state and local taxes                                                            488,072             450,475
   Current portion of long-term obligations (notes 4 and 5)                                       -             639,439
   Deferred income taxes (note 7)                                                           299,800             139,300
                                                                                        -----------         -----------
               Total current liabilities                                                  4,809,238           2,692,397

Long-term obligations, less current portion (notes 4 and 5)                                       -           1,939,812
Deferred income taxes (note 7)                                                              648,028             181,900
                                                                                        -----------         -----------
               Total liabilities                                                          5,457,266           4,814,109

Shareholders' equity (note 6):
   Common stock, $0.01 par value; 15,000,000 shares authorized; 6,013,784
      and 4,717,500 shares issued and                                                        60,138              47,175
      outstanding in 1996 and 1995, respectively
   Additional paid-in capital                                                            35,072,026          14,286,310
   Retained earnings                                                                      4,869,669             721,108
                                                                                        -----------         -----------
               Total shareholders' equity                                                40,001,833          15,054,593
                                                                                        -----------         -----------
Commitments and contingencies (notes 4, 5, 8 and 10)

               Total liabilities and shareholders' equity                               $45,459,099         $19,868,702
                                                                                        ===========         ===========


See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.

                             Statements of Earnings

    Years ended December 29, 1996, December 31, 1995, and December 25, 1994

                                                                       1996                 1995                   1994
                                                                       ----                 ----                   ----
Net restaurant sales                                                $41,044,121          $27,900,234           $15,004,558

Costs and expenses:
   Cost of restaurant sales:
       Food and beverage (including $5,701,935 and
          $3,473,303 in 1995 and 1994, respectively,
          paid to a related party)                                   13,661,800            9,953,495             5,336,393
       Labor and benefits                                            11,211,976            7,506,094             4,059,472
       Occupancy and other (including $849,139 and
          $841,048 in 1995 and 1994, respectively, paid
          to related parties)                                         5,974,489            4,593,580             2,690,927
       Depreciation and amortization                                  1,869,502              990,479               384,189
   General and administrative expenses
       (including $40,800 and $73,138 in 1995 and 1994,
          respectively, paid to a related party)                      2,449,029            1,727,660               776,829
                                                                    -----------          -----------           -----------
                                                                     35,166,796           24,771,308            13,247,810
                                                                    -----------          -----------           -----------
       Income from operations                                         5,877,325            3,128,926             1,756,748

Other expense (income):
   Interest expense (including $40,814 and $15,593 in
       1995 and 1994, respectively, paid to related parties)             69,606              254,411               142,322
   Interest income                                                     (378,097)             (76,451)                 -
   Franchise income (note 9)                                           (124,742)               -                      -
                                                                    -----------          -----------           -----------
                                                                       (433,233)             177,960               142,322
                                                                    -----------          -----------           -----------
       Earnings before income taxes                                   6,310,558            2,950,966             1,614,426

Income tax expense (note 7)                                           2,161,997              909,300                  -
                                                                    -----------          -----------           -----------
       Net earnings                                                 $ 4,148,561          $ 2,041,666           $ 1,614,426
                                                                    ===========          ===========           ===========
Pro forma earnings data (note 1(k)):
   Earnings before income taxes, as reported                                             $ 2,950,966            $1,614,426
   Pro forma income taxes                                                                  1,045,822               571,870
                                                                                         -----------           -----------
       Pro forma net earnings                                                            $ 1,905,144            $1,042,556
                                                                                         -----------           -----------
Net earnings per share (pro forma data for 1995 and 1994)           $      0.71          $      0.50            $     0.34
                                                                    ===========          ===========           ===========
Weighted average shares outstanding (pro forma data
   for 1995 and 1994)                                                 5,825,769            3,833,501             3,067,500
                                                                    ===========          ===========           ===========


See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.

                Statements of Partners' and Shareholders' Equity

    Years ended December 29, 1996, December 31, 1995, and December 25, 1994


                                                                         ADDITIONAL
                                                PARTNERS'     COMMON       PAID-IN        RETAINED
                                                 EQUITY       STOCK        CAPITAL        EARNINGS            TOTAL
                                                 ------       -----        -------        --------            -----
Balance at December 26, 1993                  $  (79,067)    $   -        $   -          $   -             $   (79,067)

   Net earnings                                1,614,426         -            -               -              1,614,426

   Partner distributions                        (717,926)        -            -               -               (717,926)
                                              ----------     --------     ----------     ----------        -----------
Balance at December 25, 1994                     817,433         -            -               -                817,433

   Net earnings                                1,320,558         -            -             721,108          2,041,666

   Partner distributions                        (852,141)        -            -               -               (852,141)

   Transfer of partnership equity
      for 3,067,500 shares of
      common stock                            (1,285,850)      30,675      1,255,175          -                  -

   Net proceeds from issuance of
      1,650,000 shares of
      common stock                                   -         16,500     13,031,135          -             13,047,635
                                              ----------     --------    -----------     ----------        -----------
Balance at December 31, 1995                         -         47,175     14,286,310        721,108         15,054,593

   Net earnings                                      -           -            -           4,148,561          4,148,561

   Net proceeds from issuance of
      1,293,750 shares of common
      stock                                          -         12,937     20,760,086          -             20,773,023

   Net proceeds from exercise of
      2,555 stock options and
      related tax benefits                           -             26         25,630          -                 25,656
                                              ----------     --------    -----------     ----------        -----------
Balance at December 29, 1996                  $      -       $ 60,138    $35,072,026     $4,869,669        $40,001,833
                                              ==========     ========    ===========     ==========        ===========


See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.

                            Statements of Cash Flows

    Years ended December 29, 1996, December 31, 1995, and December 25, 1994


                                                                                 1996         1995        1994
                                                                                 ----         ----        ----
Cash flows from operating activities:
   Net earnings                                                               $4,148,561   $ 2,041,666   $1,614,426

Adjustments to reconcile net earnings to net cash provided
      by operating activities:
          Depreciation and amortization of property
             and equipment                                                     1,054,031       510,800      186,117
          Amortization of preopening costs                                       815,471       479,679      198,072
          Net amortization and accretion of premiums and
             discounts on short-term investments                                (232,352)        -            -
          Deferred income taxes                                                  626,628       321,200        -
          Change in assets and liabilities:
             Interest receivable                                                (137,597)      (11,064)       -
             Accounts receivable                                                (168,375)     (122,784)     (24,559)
             Inventories                                                         (92,644)      (33,133)     (37,619)
             Preopening costs                                                 (1,271,020)     (724,914)    (270,683)
             Prepaid expenses and
                other current assets                                             (37,568)     (184,500)     (16,418)
             Other assets                                                        (15,856)      (23,272)     (15,333)
             Due from related parties                                               -           12,117      (12,117)
             Accounts payable and accrued payroll and
                related expenses                                               2,366,303       321,165      413,272
             Deferred revenue                                                    152,417        89,859       97,415
             Income taxes payable                                                 56,117        49,700        -
             Accrued state and local taxes                                        37,597       284,623       62,491
                                                                            ------------   -----------   ----------
                Net cash provided by operating activities                      7,301,713     3,011,142    2,195,064
                                                                            ------------   -----------   ----------
Cash used by investing activities:
   Additions to property and equipment                                       (18,145,511)  (13,885,816)  (2,047,065)
   Purchases of investments                                                  (19,000,000)        -            -
   Proceeds from maturities of investments                                    10,171,619         -            -
                                                                            ------------   -----------   ----------
                Net cash used by investing activities                        (26,973,892)  (13,885,816)  (2,047,065)
                                                                            ------------   -----------   ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                 20,773,023    13,047,635        -
   Net proceeds from exercise of stock options                                     9,002         -            -
   Proceeds from long-term obligations                                              -        2,693,173    1,221,000
   Payments on long-term obligations                                          (2,579,251)   (2,164,404)    (415,410)
   Partner distributions                                                            -         (852,141)    (717,926)
                                                                            ------------   -----------   ----------
                Net cash provided by financing activities                     18,202,774    12,724,263       87,664
                                                                            ------------   -----------   ----------
Net increase (decrease) in cash and cash equivalents                          (1,469,405)    1,849,589      235,663

Cash and cash equivalents at beginning of year                                 2,249,712       400,123      164,460
                                                                            ------------   -----------   ----------
Cash and cash equivalents at end of year                                    $    780,307   $ 2,249,712   $  400,123
                                                                            ============   ===========   ==========


                                       5
                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                                   $     69,606   $   254,411   $  142,322
   Cash paid for income taxes                                                  1,416,000       538,400       -
                                                                            ============   ===========   ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capitalized obligations for restaurant equipment                         $     -        $     -       $  411,156
                                                                            ============   ===========   ==========


See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements

                    December 29, 1996 and December 31, 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) ORGANIZATION

        Logan's Roadhouse, Inc. (the Company), was formed on March 30, 1995 for the purpose of acquiring the partnership interests of Logan's Partnership (the Predecessor) pursuant to an exchange agreement between the Company and the partners of the Predecessor. Such exchange took place immediately prior to the initial public offering of the Company's common stock on July 26, 1995. The Predecessor commenced operations on August 10, 1992 to own, develop and manage an existing Logan's Roadhouse restaurant and to acquire and develop additional restaurant locations. At December 29, 1996, the Company owned and operated fifteen casual dining restaurant facilities in Alabama, Georgia, Indiana, Kentucky, Tennessee, and West Virginia and franchised two casual dining restaurant facilities in Oklahoma.

        The financial statements for fiscal year 1994 included herein are those of the Predecessor, and the financial statements for fiscal years 1995 and 1996 include the operations of the Predecessor for the period December 26, 1994 through July 25, 1995 and the operations of the Company for the period July 26, 1995 through December 29, 1996. The assets and liabilities transferred from the Predecessor to the Company were at the amounts recorded in the accounts of the Predecessor.

        The Company's and the Predecessor's fiscal year ends on the last Sunday in December. Fiscal year 1995 was comprised of 53 weeks, and fiscal years 1996 and 1994 were comprised of 52 weeks.

     (B) USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (C) CASH AND CASH EQUIVALENTS

        Cash and cash equivalents at December 29, 1996 consisted of noninterest and interest-bearing demand deposits and a money market fund.

        Cash and cash equivalents at December 31, 1995 consisted of noninterest and interest-bearing demand deposits and commercial paper with original terms of less than three months at the time of purchase.

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements





     (D) INVESTMENTS

        Investments at December 29, 1996 consisted of municipal and corporate debt securities. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

        Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

        A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

    (E) INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

     (F) PREOPENING COSTS

        Preopening costs represent costs incurred prior to a restaurant opening. These costs are capitalized and amortized over a 12-month period commencing the date the restaurant opens.

     (G) PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and depreciated on a straight-line method over the following estimated useful lives: building and building improvements - 30 years, and furniture, fixtures and equipment--three to ten years. Leasehold improvements are amortized over the lesser of the asset's estimated useful life or the lease term. Equipment under capitalized leases is amortized to its expected value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance and repairs are charged to costs and expenses as incurred.



                                                                     (Continued)
                                       8

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements





     (H) DEFERRED REVENUE

        Deferred revenue consists of gift certificates sold, but unredeemed.

     (I) FRANCHISE INCOME

        Franchise fees are recognized when the Company's obligated services are substantially performed and the franchisee's restaurant has opened for business. Monthly franchise royalties are recognized on an accrual basis and related costs are expensed when incurred.

     (J) INCOME TAXES

        Prior to July 26, 1995, no provision for income taxes has been made in the accompanying financial statements, as the liability for any such taxes is that of the partners. The Company provides for income taxes in accordance with the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (K) EARNINGS PER SHARE DATA

        Earnings per share data has been computed on the basis of the weighted average number of shares outstanding, including stock equivalents, which consist of stock options. Fully diluted earnings per share data is not presented since it approximates earnings per common share. The earnings per share data presented in these financial statements for 1995 and 1994 is pro forma data since it bases the number of shares outstanding for 1994 and through July 25, 1995 as the shares received by the partners of the Predecessor pursuant to an exchange agreement and income taxes have been calculated for the same periods assuming the Predecessor was subject to income taxes.

     (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 29, 1996 and December 31, 1995. Book value approximates fair value for substantially all of the Company's assets and liabilities which fall under the definition of financial instruments.

    (M) RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation.



                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements





(2)  INVESTMENTS

    The Company classifies all securities held at December 29, 1996 as held-to-maturity. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and approximate fair values for held-to-maturity securities by major security type and class at December 29, 1996 were as follows:


                                                                      GROSS             GROSS
                                                                    UNREALIZED        UNREALIZED
                                                    AMORTIZED         HOLDING           HOLDING           FAIR
                                                      COST             GAINS            LOSSES            VALUE
                                                      ----             -----            ------            -----
Held to maturity:
   Municipal securities                             $6,558,712       $ 27,128         $    -            $6,585,840
   Corporate securities                              2,502,021           -               (5,071)         2,496,950
                                                    ----------       --------         ---------         ----------
                                                    $9,060,733       $ 27,128         $  (5,071)        $9,082,790
                                                    ==========       ========         =========         ==========


Maturities of debt securities classified as held-to-maturity at December 29, 1996 were as follows:



                                                                                      AMORTIZED           FAIR
                                                                                        COST              VALUE
                                                                                        ----              -----
Held-to-maturity:
   Due within one year                                                                $7,807,289        $7,823,725
   Due after one year through five years                                               1,253,444         1,259,065
                                                                                      ----------        ----------
                                                                                      $9,060,733        $9,082,790
                                                                                      ==========        ==========


                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements



(3) PROPERTY AND EQUIPMENT

    Property and equipment at December 29, 1996 and December 31, 1995, consist of the following:


                                                 1996             1995
                                                 ----             ----
          Land                                $10,126,022      $ 5,145,648
          Building and building improvements   12,260,592        5,841,467
          Furniture, fixtures and equipment     7,096,536        3,037,207
          Leasehold improvements                6,070,252        2,367,577
                                              -----------      -----------
                                               35,553,402       16,391,899
          Less accumulated depreciation       (1,861,628)        (590,653)
                                              -----------      -----------
                                               33,691,774       15,801,246

          Capitalized equipment leases                  -        1,017,749
          Less accumulated amortization                 -        (218,701)

                                              -----------      -----------
                                                        -          799,048
                                              -----------      -----------
                                              $33,691,774      $16,600,294
                                              ===========      ===========






                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements



(4) LONG-TERM OBLIGATIONS

    Long-term debt at December 29, 1996 and December 31, 1995, include the following:



                                                                           1996               1995
                                                                           ----               ----
      Installment note payable to a bank bearing
           interest at prime rate (8.5% at
           December 31, 1995).  The note was fully
           paid during April 1996 from the
           proceeds of the secondary public
           offering (see note 6).                                       $      -            $1,109,988

      Installment note payable to a bank, bearing
           interest at prime rate (8.5% at
           December 31, 1995).  The note was fully
           paid during April 1996 from the
           proceeds of the secondary public
           offering (see note 6).                                              -               550,000

      Unsecured installment notes payable to a
           financing company, bearing interest at
           8.4%.  The note was fully paid during
           April 1996 from the proceeds of the
           secondary public offering (see note 6).
                                                                               -               270,353

      Capital lease obligations with interest
           rates ranging from 10.08% to 12.84%
           (see note 3).  The lease obligations
           were fully paid from the proceeds of
           the secondary public offering (see note
           6).                                                                 -               648,910
                                                                        -----------         ----------
                                                                               -             2,579,251
           Less current installments                                           -              (639,439)
                                                                        -----------         ----------
                                                                        $      -            $1,939,812
                                                                        ===========         ==========



    At December 29, 1996, the Company has a line of credit of $2,500,000 of which the total amount is available and unused.

(5) LEASE COMMITMENTS

    The Company has various leases for its corporate offices and certain restaurant land and buildings under operating lease agreements. One of these leases is with a shareholder (see note 8). Under these leases, the Company pays taxes, insurance and maintenance costs in addition to the lease payments. Certain of these leases (only one at December 29, 1996) provide for additional contingent rentals based on a percentage of sales in excess of a minimum rent.



                                                                     (Continued)
                                       12

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements





    In previous years, the Company leased certain equipment and fixtures under capital lease agreements having original lease terms of five to seven years. During April 1996, the Company exercised its options under these agreements to purchase the equipment in accordance with the provisions of the lease agreements with the proceeds of the secondary public offering.

    Future minimum lease payments at December 29, 1996, are as follows:



                                          OPERATING
                                           LEASES
                                           ------
    1997                               $   682,910
    1998                                   704,607
    1999                                   683,135
    2000                                   610,400
    2001                                   610,400
    Thereafter                           4,417,373
                                       -----------
    Total minimum rentals              $ 7,708,825
                                       ===========


    Rent expense for the fiscal years ending December 29, 1996, December 31, 1995, and December 25, 1994, for operating leases is as follows:


                                     1996          1995        1994
                                     ----          ----        ----
Minimum rentals                    $561,469     $  705,220    $616,010
Contingent rentals                  102,846        357,417     254,692
                                   --------     ----------    --------
                                   $664,315     $1,062,637    $870,702
                                   ========     ==========    ========



(6) SHAREHOLDERS' EQUITY

    (A) PUBLIC OFFERINGS

        On July 26, 1995, the Company completed the initial public offering of its common stock in which 1,650,000 shares were sold by the Company for net proceeds of $13,047,635. In addition, 1,609,500 shares were sold by certain shareholders of the Company. Net proceeds from the offering were used to purchase at appraised value of approximately $6,100,000 all the real property and improvements of three of its restaurant sites which had previously been owned by a partner of the Predecessor and all the improvements on two of its restaurant sites subject to subleases between the Company, as sublessee, and the partner of the Predecessor, as sublessor, pursuant to the terms of the Company's Partnership Agreement. Approximately $1,700,000 of the net proceeds were used to repay the Company's outstanding bank debt and the remaining net proceeds were used to help fund the development of additional Logan's Roadhouse restaurants.


                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements



        On April 10, 1996, the Company completed a secondary public offering of its common stock in which 1,293,750 shares were sold by the Company for net proceeds of $20,773,023. In addition, 207,000 shares were sold by certain shareholders of the Company. Approximately $2,250,000 of the net proceeds from the offering were used to repay the Company's outstanding bank debt and capital lease obligations. A portion of the net proceeds were used to help fund the development of additional Logan's Roadhouse restaurants during 1996 and the remaining proceeds were invested in various investments consisting of municipal and corporate debt securities. The proceeds from the maturities of the investments are expected to help fund the development of future restaurants.

        On May 10, 1996, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend on outstanding shares distributed June 5, 1996 to shareholders of record on May 20, 1996. All common shares and per share data included in the financial statements and footnotes thereto have been restated to reflect the stock split.

     (B) STOCK OPTIONS

        In May 1995, the Company adopted the Logan's Roadhouse, Inc. 1995 Incentive Stock Plan and the 1995 Non-Employee Director Stock Option Plan. The Company has reserved 570,000 shares of common stock for issuance pursuant to options to be granted under the Plans at a price not less than fair market value at the date of grant. Non-employee director stock options vest immediately upon grant, and employee options vest ratably per year over a four-year period from date of grant.

        At December 29, 1996, there were 77,750 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $8.24 and $4.72, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for both 1996 and 1995: expected dividend yield 0%, risk-free interest rate of 6.0%, an expected life of five years, an expected volatility of 52.3%.

        The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                                       1996             1995
                                                                       ----             ----
        Pro forma net earnings as reported                           $4,148,561       $1,905,144
                                                                     ==========      ===========
        Pro forma net earnings adjusted for SFAS No. 123             $3,816,704      $ 1,805,618
                                                                     ==========      ===========
        Pro forma net earnings per share as adjusted                 $     0.66      $      0.47
                                                                     ==========      ===========



                                       14
                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements



        The following table summarizes the transactions pursuant to the Plan for the years ended December 29, 1996 and December 31, 1995:


                                               NUMBER OF      WEIGHTED AVERAGE
                                                SHARES        EXERCISE PRICE
                                                -------       ---------------
         Outstanding at December 25, 1994           -          $  -
            Granted                              328,200       $ 9.05
            Exercised                               -          $  -
            Canceled                                750        $ 9.00
                                                --------
         Outstanding at December 31, 1995        327,450       $ 9.05
            Granted                              182,500       $15.76
            Exercised                              3,748       $ 9.00
            Canceled                              17,700       $ 9.00
                                                --------
         Outstanding at December 29, 1996        488,502       $11.50
                                                ========       ======



        At December 29, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $9.00 - $19.50 and approximately three years, respectively. At December 29, 1996 and December 31, 1995 the number of options exercisable was 112,163 and 37,500, respectively, and the weighted-average exercise price of those options was $9.04 and $9.00, respectively.

    (C)  PREFERRED STOCK

        The Company's charter authorizes 5,000,000 shares of preferred stock. At December 29, 1996, no preferred shares have been issued.

(7) INCOME TAXES

    No income tax expense is recorded in these financial statements for operations prior to July 26, 1995 since taxes of the Predecessor were the responsibility of the partners.


                                       15
                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements



    Income tax expense for the years ended December 29, 1996 and December 31, 1995 consists of the following:


                                                       STATE AND
                                            FEDERAL      LOCAL      TOTAL
                                            -------    ---------    -----
   1996:
      Current                              $1,231,168   $304,201  $1,535,369
      Deferred                                468,355    158,273     626,628
                                           ----------   --------  ----------
   Total income tax expense from earnings  $1,699,523   $462,474  $2,161,997
                                           ==========   ========  ==========
   1995:
      Current                              $  476,800   $111,300  $  588,100
      Deferred                                315,400      5,800     321,200
                                           ----------   --------  ----------
   Total income tax expense from earnings  $  792,200   $117,100  $  909,300
                                           ==========   ========  ==========




    Total income taxes for the years ended December 29, 1996, and December 31, 1995, are allocated as follows:


                                                            1996              1995
                                                            ----              ----
  Income tax expense from earnings                        $2,161,997        $909,300

  Shareholders equity, tax benefit derived from
     stock options exercised                                 (16,654)           -
                                                          ----------        --------
  Total income taxes                                      $2,145,343        $909,300
                                                          ==========        ========

    Pro forma income tax expense based on earnings before taxes, adjusted for permanent non-deductible amounts, for the years ended December 31, 1995 and December 25, 1994, are as follows:

                                     1995             1994
                                     ----             ----
  Federal                         $  834,244        $456,150
  State                              211,578         115,720
                                  ----------        --------
                                  $1,045,822        $571,870
                                  ==========        ========


                                       16
                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements


    The effective rate of income tax expense is 34.3% in 1996 and 30.8% in 1995. The actual income tax expense differs from the "expected" tax expense (computed by applying U.S. Federal corporate income tax rate of 34% to earnings before taxes) as follows:


                                                                             1996             1995
                                                                            ------           ------
Computed "expected" tax expense                                           $2,145,590       $1,003,300
Increase (deduction) in income tax resulting from:
    Earnings attributable to the partnership                                   -             (449,000)
    Adjustment to deferred tax assets and liabilities for change
      in tax status                                                            -              290,000
    State and local income taxes, net of federal income tax benefit          305,233           77,300
    Tax exempt interest income                                              (105,591)            -
    Utilization of tax credits                                              (103,031)         (37,400)
    Other                                                                    (80,204)          25,100
                                                                          ----------       ----------
         Income tax expense                                               $2,161,997       $  909,300
                                                                          ==========       ==========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 29, 1996 and December 31, 1995, are as follows:

                                                                            1996              1995
                                                                            ----              ----
Deferred tax assets:
   Insurance reserve, not yet deductible for tax purposes                  $24,754            $6,500
                                                                          --------          --------
Deferred tax liabilities:
   Plant and equipment, principally due to differences in
     depreciation and capitalized lease amortization                       648,017           181,900
   Preopening costs, due to costs in excess of amortization                324,565           145,800
                                                                          --------          --------
         Total gross deferred tax liability                                972,582           327,700
                                                                          --------          --------
         Net deferred tax liability                                       $947,828          $321,200
                                                                          ========          ========

    The net deferred tax liability is presented in the December 29, 1996 and December 31, 1995 balance sheets as follows:

Current deferred tax liability                                            $299,800         $139,300
Noncurrent deferred tax liability                                          648,028          181,900
                                                                          --------         --------
         Net deferred tax liability                                       $947,828         $321,200
                                                                          ========         ========




                                       17
                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements



(8) RELATED PARTY TRANSACTIONS

    During 1995 and 1994, the Company and Predecessor were involved in certain transactions with a partner of the Predecessor. The partner sold substantially all its stock in the Company in conjunction with the initial public offering. Such transactions included the following:

    (i) Purchase of certain food products and supplies. This agreement was terminated during the fourth quarter of 1995. These purchases totaled $5,701,935 in 1995 and $3,473,303 in 1994.

    (ii)  Rent of office space until October 1994.  The rent totaled
          $5,638 in 1994.

    (iii) Purchase of accounting and administrative services through March 1995. The amount paid for these services totaled approximately $21,300 in 1995 and $67,500 in 1994.

    (iv) Use of various computer and software services in 1995. The cost of these services was $19,500 in 1995.

    (v) A 2% monthly guaranty fee based on the outstanding balances of certain capital leases and bank debt. Amounts incurred totaled $27,091 in 1995 and $9,600 in 1994.

    (vi) Leased real estate for the operation of five of its restaurants through July 1995. The leases provided for minimum lease payments and were subject to contingent rentals based on certain achieved sales levels. Basic rentals under these leases totaled approximately $353,000 and $438,000 in 1995 and 1994, respectively, and contingent rentals totaled approximately $241,000 and $154,000 in 1995 and 1994, respectively. In July 1995, as part of the exchange agreement when the Company completed the initial public offering of its common stock, the Company purchased the properties being leased from the related party. Such purchases totaled approximately $6,100,000 and were based on the fair market value of the properties as determined by an independent appraisal.

    At December 29, 1996, there are no continuing activities between the Company and the former related party.

    The Company has an operating lease agreement with an entity owned by a shareholder. The agreement calls for minimum annual lease payments of $148,000 through September 2002, subject to contingent rentals based on certain achieved sales levels. The Company paid approximately $85,000, $107,000, and $102,000 in contingent rentals in 1996, 1995 and 1994, respectively, under this lease.


                                       18
                                                                     (Continued)

                            LOGAN'S ROADHOUSE, INC.

                         Notes to Financial Statements



(9) FRANCHISING

    In January 1996, the Company entered into a franchise agreement with an entity controlled by a significant shareholder. The franchisee constructed and operates two Logan's Roadhouse restaurants in Oklahoma, which is a market area not in the Company's immediate expansion plans for owned restaurants. The agreement granted the franchisee the exclusive right to develop Logan's Roadhouse restaurants within certain counties of Arkansas, Oklahoma and Texas until December 31, 2000, subject to automatic renewal for an additional five-year term upon the satisfaction of certain conditions. The agreement requires the franchisee to pay an initial $30,000 franchise fee and a monthly royalty fee of 3% of gross sales. In addition, the Company may require the franchisee to contribute up to 1% of gross sales to the Company's general advertising account and expend on an annual basis up to 3% of gross sales for local promotional activities, subject to the approval of the Company. Beginning in January, 2002, the Company has the option to acquire the facilities pursuant to the terms and conditions set forth in the franchise agreement. Income relating to the franchise agreement for the fiscal year ending December 29, 1996 was $124,742.

    Management is also considering other franchising opportunities on a limited basis in areas which are not in the Company's immediate expansion plans, and has had preliminary discussions with third parties.

(10) COMMITMENTS AND CONTINGENCIES

    At December 29, 1996, the Company has four restaurants under construction. The remaining costs to complete the construction, including furniture, fixtures, and equipment, are approximately $4,397,000.

    The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those claims will not materially affect the financial position or results of the Company's operations.



                                   EXHIBIT INDEX
EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-------                            -----------------------
   *2    -- Exchange Agreement, dated May 30, 1995, by and among O'Charley's, each of the shareholders of LMG and the Registrant
   *3.1  -- Amended and Restated Charter of the Registrant
   *3.2  -- Bylaws of the Registrant
   *4.1  -- Section 8 of the Amended and Restated Charter of the Registrant
            (included in Exhibit 3.1)
   *4.2  -- Specimen of Common Stock certificate
  *10.1  -- Registrant's 1995 Non-Employee Director Stock Option Plan
  *10.2  -- Registrant's 1995 Incentive Stock Plan
  *10.3  -- Partnership Agreement, dated August 10, 1992, between O'Charley's and
            LMG
  *10.4  -- Amendment No. 1 to Partnership Agreement, dated November 15, 1994, between O'Charley's and LMG
 **10.5  -- Amendment No. 2 to Partnership Agreement, dated July 25, 1995, between
            O'Charley's and LMG
  *10.6  -- Lease Agreement, dated September 23, 1994, between the Registrant and
            LaSalle Fund III (executive offices)
  *10.7  -- Sublease Agreement, dated August 10, 1992, between the Registrant and
            Bluegrass Steaks, Inc. (Lexington, Kentucky)
  *10.8  -- Sublease Agreement, dated June 1, 1992, between the Registrant and
            O'Charley's (Antioch, Tennessee)
  *10.9  -- Sublease Agreement, dated January 13, 1993, between the Registrant and
            O'Charley's (Madison, Tennessee)
 *10.10  -- Lease Agreement, dated July 18, 1994, between the Registrant and
            O'Charley's (Jackson, Tennessee)
 *10.11  -- Lease Agreement, dated January 10, 1995, between the Registrant and
            O'Charley's (Murfreesboro, Tennessee)
 *10.12  -- Lease Agreement, dated November 9, 1994, between the Registrant and S&G
            Marketplace, Inc. (Paducah, Kentucky)
 *10.13  -- Lease Agreement, dated April 30, 1994, between the Registrant and
            O'Charley's (Clarksville, Tennessee)
 *10.14  -- Computer and Software Services Agreement, dated April 17, 1995, between the Registrant and O'Charley's
 *10.15  -- Revolving Master Promissory Note, dated November 16, 1994, between the
            Registrant and First American National Bank
 *10.16  -- Revolving Master Promissory Note, dated July 1, 1995, between the
            Registrant and First American National Bank
 *10.17  -- Continuing Guaranty, dated November 16, 1994, by LMG in favor of First
            American National Bank
 *10.18  -- Continuing Guaranty, dated November 16, 1994, by O'Charley's in favor of First American National Bank
**10.19  -- Promissory Note, dated August 11, 1995, of the Registrant to Citizens
            Bank and Trust Company of Paducah


                                   EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-------                            -----------------------
**10.20  -- Master Note for Business and Commercial Loans, dated November 10, 1995, of the Registrant to AmSouth Bank of Tennessee
**10.21  -- Note for Business and Commercial Loans, dated December 15, 1995, of the
            Registrant to AmSouth Bank of Tennessee
**10.22  -- Loan Agreement, dated February 16, 1996, between the Registrant and
            First American National Bank
**10.23  -- Master Secured Promissory Note, dated February 16, 1996, of the
            Registrant to First American National Bank
**10.24  -- Lease Guaranty Agreement, dated July 25, 1995, between the Registrant and O'Charley's
**10.25  -- Restrictive Covenant Agreement, dated July 25, 1995, between the
            Registrant and O'Charley's
**10.26  -- Restrictive Covenant Agreement, dated July 25, 1995, between the
            Registrant and Charles F. McWhorter, Jr.
**10.27  -- Restrictive Covenant Agreement, dated July 25, 1995, between the
            Registrant and David K. Wachtel, Jr.
**10.28  -- Registration Rights Agreement, dated July 25, 1995, by and among
            O'Charley's, each of the shareholders of LMG and the Registrant
**10.29  -- Letter Agreement, dated August 9, 1995, between the Registrant and
            Kraft Foodservice, Inc.
**10.30  -- Letter Agreement, dated January 9, 1996, between the Registrant and
            Coca-Cola Fountain
**10.31  -- Area Development Agreement, dated January 12, 1996, between the
            Registrant, L.W. Group, Inc. and David K. Wachtel, Jr.
**10.32  -- Form of Franchise Agreement between the Registrant, L.W. Group,
            Inc. and David K. Wachtel, Jr.
  10.33  -- Area Development Agreement, dated March 17, 1997, between the
            Registrant, CMAC Incorporated and Charles F. McWhorter, Jr.
  10.34  -- Form of Franchise Agreement between the Registrant, CMAC
            Incorporated and Charles F. McWhorter, Jr.
  10.35  -- Employment Agreement, dated August 1, 1996, between Edwin W. Moats, Jr.
            and the Registrant
     11  -- Statement re computation of per share earnings
     27  -- Financial Data Schedule (for SEC use only)

---------------

 * Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92976-A).
 ** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2570).