Form 10-Q
period 1997-04-20
LOGANS ROADHOUSE INC
filed 1997-06-04
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended April 20, 1997
                                            --------------

/ / TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number 0-26400
                                                -------

                            LOGAN'S ROADHOUSE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            TENNESSEE                                      62-1602074
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x       No
    ------       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                               Outstanding May 30, 1997
            -----                               ------------------------
Common stock, $.01 par value                        6,016,659 shares

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            LOGAN'S ROADHOUSE, INC.
                                 BALANCE SHEETS

                                                               April 20, 1997
                 Assets                                         (Unaudited)       Dec. 29, 1996
---------------------------------------------------            -----------       -------------
Current assets:
  Cash and cash equivalents                                     $   180,622          780,307
     Investments, at amortized costs                              5,283,601        7,807,289
     Receivables: trade and other                                   509,355          501,911
     Inventories                                                    401,935          250,582
     Preopening costs                                             1,141,516          831,563
     Prepaid expenses and other current assets                      302,538          270,356
                                                                -----------      -----------

         Total current assets                                     7,819,567       10,442,008

Investments, at amortized costs                                        --          1,253,444
Property, plan and equipment, net                                39,849,721       33,691,774
Other assets                                                         88,108           71,873
                                                                -----------      -----------
         Total assets                                           $47,757,396       45,459,099
                                                                ===========      ===========


         Liabilities and Shareholders' Equity
----------------------------------------------------
Current liabilities:
     Accounts payable                                           $ 2,590,603        2,656,152
     Accrued payroll and related expenses                           727,102          883,675
     Deferred revenue                                               273,991          392,376
     Income taxes payable                                           724,921           89,163
     Accrued state and local taxes                                  846,633          488,072
     Deferred income taxes                                          299,800          299,800
                                                                -----------      -----------

         Total current liabilities                                5,463,050        4,809,238

     Deferred income taxes                                          648,028          648,028
                                                                -----------      -----------
         Total liabilities                                        6,111,078        5,457,266
     Shareholders' equity (note 2):
     Common stock, $0.01 par value;
         Authorized 15,000,000 shares; issued
         6,016,659 and 6,013,784 shares, respectively                60,167           60,138
     Additional paid-in capital                                  35,097,872       35,072,026
     Retained earnings                                            6,488,279        4,869,669
                                                                -----------      -----------

         Total shareholders' equity                              41,646,318       40,001,833
                                                                -----------      -----------
         Total liabilities and shareholders' equity             $47,757,396       45,459,099
                                                                ===========      ===========



See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                  Sixteen Weeks Ended:
                                            --------------------------------
                                            April 20, 1997    April 21, 1996
                                            --------------    --------------
Net restaurant sales                        $ 17,896,368         10,905,150

Costs and expenses:
   Food and beverage                           5,860,177          3,596,148
   Labor and benefits                          4,959,992          3,008,121
   Occupancy and other                         2,607,115          1,673,241
   Depreciation and amortization                 950,224            478,613
   General and administrative                  1,075,757            744,639
                                            ------------        -----------
                                              15,453,265          9,500,762
                                            ------------        -----------

   Income from operations                      2,443,103          1,404,388

Other income (expense):
   Interest net                                   60,194            (63,592)
   Franchise fee and royalties                    45,695              -
                                            ------------        -----------
                                                 105,889            (63,592)
                                            ------------        -----------
   Earnings before income taxes                2,548,992          1,340,796

Income tax expense (note 3)                      930,382            482,687
                                            ------------        -----------
    Net earnings                            $  1,618,610            858,109
                                            ============        ===========
Earnings per share                          $       0.26               0.17
                                            ============        ===========

Weighted average shares outstanding            6,263,699          4,968,204
                                            ============        ===========


See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Sixteen Weeks Ended
                                                                 -------------------

                                                          April 20, 1997     April 21, 1996
                                                          --------------     --------------
Cash flows from operating activities:
   Net earnings                                            $  1,618,610         858,109
   Adjustments to reconcile net earnings to net
    cash provided by operating
      activities:
           Depreciation and amortization                        950,224         478,613
   Net effect of changes in current assets and
      current liabilities                                      (302,936)        203,034

                                                           ------------     -----------
   Net cash provided by operating activities                  2,265,898       1,539,756
                                                           ------------     -----------

Cash flows from investing activities:
   Additions to property, plant and equipment                (6,652,355)     (2,625,817)
   Proceeds from maturities of investments                    3,777,132
   Increase in other assets                                     (16,235)         (3,000)
                                                           ------------     -----------

    Net cash used by investing activities                    (2,891,458)     (2,628,817)
                                                           ------------     -----------
Cash flows from financing activities:
   Net proceeds from public offerings
                                                                   --        20,759,994
   Proceeds from exercise of stock options                       25,875            --
   Payments on long-term obligations                               --        (2,579,251)
                                                           ------------     -----------
Net cash provided by financing activities                        25,875      18,180,743
                                                           ------------     -----------

Net increase (decrease) in cash                                (599,685)     17,091,682

and cash equivalents, beginning of period                       780,307       2,260,776
                                                           ------------     -----------

Cash and cash equivalents, end of period                   $    180,622      19,352,458
                                                           ============     ===========


See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
             SIXTEEN WEEKS ENDED APRIL 20, 1997 AND APRIL 21, 1996

(1)      BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company without audit, with the exception of the December 29, 1996 balance sheet which was derived from the audited financial statements included in the Company's December 29, 1996 Annual Report. The financial statements include balance sheets, statements of earnings and statements of cash flows which have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These financial statements, note disclosures and other information should be read in conjunction with the "Selected Financial Data" and financial statements and the notes thereto included in the Company's December 29, 1996 Annual Report.

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

(2)      SHAREHOLDERS' EQUITY

         On July 26, 1995, the Company completed its initial public offering whereby 1.1 million shares of Common Stock were sold in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $13.3 million.

         Pursuant to a registered public offering on April 10, 1996, the Company sold 862,500 shares of Common Stock at $26 per share. After deducting underwriting discounts and expenses of the offering, proceeds to the Company amounted to approximately $20.8 million. From the net proceeds, the Company repaid approximately $2.3 million of outstanding indebtedness and plans to use the remaining net proceeds, (approximately $5.3 million as of April 20, 1997) together with cash on hand, cash flow from operations, and lease financing to open three or four additional restaurants during the remainder of 1997, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors.

         On May 9, 1996, the Company's Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend which was payable on June 5, 1996, to shareholders of record on May 20, 1996. Prior to the stock split, the Company had 4,007,500 common shares outstanding. A total of 2,003,729 shares of Common Stock were issued in connection with the split. All references in the accompanying financial statements to weighted-average shares outstanding and per share amounts have been restated to reflect the split.

(3)      INCOME TAXES

         The provision for income taxes for the first quarter ended April 20, 1997 has been calculated based on management's estimate of the effective tax rate being 36.5% for 1997. The Company's effective tax rate for the comparable period last year was 36.0%. The current quarter increase is primarily attributable to an expected decrease in tax exempt interest income during 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the first quarter (16 weeks) ended April 20, 1997. This section should be read in connection with the "Selected Financial Data" and financial statements and related notes included in the Company's December 29, 1996 Annual Report.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages which items in the statements of earnings bear to net sales.

                                                     PERCENTAGE OF NET RESTAURANT SALES
                                                     ----------------------------------
                                                                FIRST QUARTER
                                                               (16 WEEKS ENDED)
                                                               ----------------

                                                     April 20, 1997       April 21, 1996
                                                     --------------       --------------
Net restaurant sales............................        100.0%                100.0%
Costs and expenses:
  Food and beverage.............................         32.7                  33.0
  Labor and benefits............................         27.7                  27.6
  Occupancy and other...........................         14.6                  15.3
  Depreciation and amortization.................          5.3                   4.4
  General and administrative....................          6.0                   6.8
                                                        -----                 -----
    Total operating costs and expenses..........         86.3                  87.1
                                                        -----                 -----
    Income from operations......................         13.7                  12.9
Other income (expense), net.....................           .6                   (.6)
                                                        -----                 -----
    Earnings before income taxes................         14.2                  12.3
Income tax expense..............................          5.2                   4.4
                                                        -----                 -----
    Net earnings................................          9.0%                  7.9%
                                                        =====                 =====

NET RESTAURANT SALES

         Sales during the first quarter (16 weeks) of 1997 increased 64.1% when compared to the first quarter of 1996. The following table indicates percentage sales changes by components for the first quarter of 1997 as compared to the first quarter of 1996.

                                                         1st Quarter
                                                         (16 weeks)
                                                     Ended April 20, 1997
                                                     --------------------
                  Restaurants                                      % of
                                                        No.       Change
                                                        ---       ------
In operation, for comparable quarters                    8         0.6%

Newly opened (non-comparable)                           12        63.5
                                                        --        ----
                                                        20        64.1%
                                                        ==        ====

         The Company opened six new restaurants in 1996 (one during the first quarter ended April 21, 1996) and opened five new restaurants during the first quarter of 1997. The Company had 20 restaurants in operation at April 20, 1997. During the first quarter, same-store-sales increased 0.6%. Management attributes the increase to a 1.5% menu price increase which was implemented on February 1, 1997. Alcoholic beverage sales, consisting of liquor and beer, accounted for 11.7% and 12.5% of net restaurant sales for the first quarters of 1997 and 1996, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.

FOOD AND BEVERAGE COSTS

         This category primarily consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to all customers, are reflected in this category.

         Food and beverage costs decreased 0.3% as a percentage of net sales from 33.0% in the first quarter of 1996 to 32.7% in the first quarter of 1997. Management attributes the 0.3% decline primarily to lower produce prices. In addition, cost increases as a percentage of net sales were partially offset by the aforementioned 1.5% menu price increase. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the first quarter ended April 20, 1997 may not necessarily be indicative of results to be expected for the year. The Company has historically experienced higher food costs during the spring (second quarter) and summer (third quarter) time periods.

LABOR AND BENEFITS

         Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

         As a percentage of net sales, labor and benefits increased 0.1% from 27.6% in the first quarter of 1996 to 27.7% in the first quarter of 1997. The first quarter increase of 0.1% is primarily attributable to five new restaurants (equivalent to 2.3 in terms of restaurant weeks) opened and the associated high labor costs normally incurred. One new restaurant was opened during the first quarter last year. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30-60 day post-opening period, hourly labor schedules are gradually adjusted to provide maximum efficiency with existing sales volume.

OCCUPANCY AND OTHER

         Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category. As a percentage of net sales, these costs have declined 0.7% from 15.3% in the first quarter of 1996 to 14.6% in the first quarter of 1997.

         As a result of operating with a larger restaurant base during the first quarter, occupancy and other costs and expenses have increased in total absolute dollars. The percentage decline of 0.7% in the first quarter of 1997 is primarily attributable to advertising expenses which were higher last year than the normally budgeted 2% of net sales. Various production and media costs accounted for the increase.

DEPRECIATION AND AMORTIZATION

         The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized on a straight-line basis over a one-year period commencing with a restaurant's opening. As of April 20, 1997, the Company had unamoritized preopening costs of $1,141,516.

         For the first quarter of 1997, depreciation and amortization amounted to $950,224, an increase of $471,611 or 98.5% over the comparable period in 1996. As a percentage of net restaurant sales, these expenses were 5.3% and 4.4% for the first quarters of 1997 and 1996, respectively. These increases are primarily the result of the increased depreciation and amortization resulting from the opening of ten new restaurants since the first quarter of 1996. Although the Company prefers to own rather than lease its restaurant facilities and plans to pursue this policy, where possible, in subsequent quarters, the Company will continue to lease properties in certain locations.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training, rent and costs associated with being a public company are the major items of expense in this category.

         For the first quarter of 1997, general and administrative expenses amounted to $1,075,757, an increase of $331,118 or 44.5% over the comparable period in 1996. As a percentage of net sales, these expenses were 6.0% and 6.8% for the first quarter of 1997 and 1996, respectively.

         The dollar increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of finance, accounting, human resources, operations, training and real estate reflecting the increased level of organizational support necessary to support the Company's growing restaurant base. Since July 1995, the Company has also incurred certain additional costs associated with operating as a public company. Because of the Company's expansion plans and the expected increase in net sales as a result thereof, management expects these expenses to continue to increase during 1997 in absolute dollars, but to decline slightly as a percentage of net sales. For a discussion of factors affecting the Company's plans to open additional restaurants, see "Liquidity and Capital Resources."

OTHER INCOME (EXPENSE)

         Net interest income (interest income minus interest expense) from cash and cash equivalents amounted to $60,194 during the first quarter of 1997 as compared to $63,592 of net interest expense last year. On April 10, 1996, the Company completed a secondary offering of shares of Common Stock with net proceeds amounting to approximately $20.8 million. From the net proceeds, the Company repaid all of the then outstanding debt. Accordingly, since the latter date, the Company has incurred no interest expense and generated interest income from its various taxable and non-taxable investments.

         The Company's first two franchised restaurants were opened in Edmond and Oklahoma City, Oklahoma in May and November, 1996, respectively. In connection with both openings, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. During the first quarter of 1997, royalty fees of $45,695 were received from the two franchised restaurants.

INCOME TAXES

         The effective tax rates for the first quarters of 1997 and 1996 were 36.5% and 36.0%, respectively. The increase in the first quarter 1997 tax rate to 36.5% is primarily attributable to an expected decrease in tax exempt interest income during 1997.

NET EARNINGS

         As a result of the factors discussed above, net earnings in the first quarter of 1997 increased 88.6% to $1,618,610 or 9.0% of net sales from $858,109 or 7.9% of net sales in the first quarter of 1996. Earnings per share increased $0.09 or 52.9% in the first quarter of 1997 to $.26 from $.17 in the first quarter of 1996 with a 26.1% increase in shares of Common Stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         On April 10, 1996, the Company completed a secondary offering whereby 1,293,750 shares (giving effect to a three-for-two stock split) of Common Stock were sold in a registered offering. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $20.8 million. From the net proceeds, the Company repaid approximately $2.3 million of outstanding indebtedness and proceeded to use approximately $8.7 million of the remaining proceeds, together with cash on hand, cash flow from operations and lease financing, to open six new restaurants during 1996. The Company plans to use the remaining proceeds to open eight or nine new restaurants during 1997 of which five have been opened during the first quarter ended April 20, 1997. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that these new restaurants will be operated profitably.

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

                                           1st Quarter
                                            (16 Weeks)              Fiscal Year Ended
                                              Ended                 -----------------
                                         April 20, 1997    Dec. 29, 1996       Dec. 31, 1995
                                         --------------    -------------       -------------
                                                          (in thousands)
Cash flows from operations .............    $ 2,266         $  7,302             $  3,011
Net proceeds from public offering ......       --             20,773               13,048
Capital expenditures ...................     (6,652)         (18,146)             (13,886)
Net borrowings (repayments) ............       --             (2,579)                 529

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

         The Company prefers to own its restaurant facilities when possible rather than lease. The cost of developing the Company's prototype Logan's Roadhouse restaurant is estimated to range from $1.9 to $2.5 million, including $875,000 for building costs, $375,000 for equipment costs and $175,000 for preopening costs. Land acquisition costs are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of the development for a new restaurant will not include land acquisition costs if the property is leased rather than purchased. The Company plans to open three or four new restaurants during the remainder of 1997, depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors.

         Capital expenditures and preopening costs planned for 1997 are estimated to range from approximately $14.3 million to $16.5 million for the development of 11 or 12 new restaurants of which eight or nine are expected to be opened in 1997. Thus far, five new restaurants have opened during the first quarter ended April 20, 1997. In addition, the Company plans to spend $200,000 in 1997 to renovate and replace equipment in existing restaurants. Capital expenditures and preopening costs for the remaining three quarters of 1997 are estimated to range from $7.6 million to $9.8 million for the development of six or seven new restaurants of which three or four are expected to be open in 1997.

         Management believes that the net proceeds of the secondary offering, together with available cash reserves (including an unused $2.5 million bank line of credit) and cash provided from operations, will be sufficient to fund the Company's expansion plans through the first quarter of 1998. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need additional funding prior thereto. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

         In order to provide any additional funds necessary to pursue the Company's long-term growth strategy, the Company intends to incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

         This report contains certain forward-looking statements, including those relating to the opening of additional restaurants and planned capital expenditures, each of which is affected by the specific, cautionary language appearing in the first paragraph of "Liquidity and Capital Resources."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No disclosure required.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As disclosed in the Company's Form 10-KSB for the fiscal year ended December 29, 1996, on June 11, 1996, Joseph H. Cook filed a lawsuit against the Company in the Circuit Court of Davidson County, Tennessee relating to the termination of his employment relationship with the Company. The Company denied Mr. Cook's allegations and contended that his termination was based upon legitimate business reasons and that it had not engaged in any improper activities. On or about April 18, 1997, Mr. Cook filed a Notice and Order of Voluntary Nonsuit dismissing his case without prejudice. Under Tennessee state law, Mr. Cook may refile this case within one year.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number                                   Description of Exhibits
------                                   -----------------------
*2       -    Exchange Agreement, dated May 30, 1995, by and among O'Charley's, each of the shareholders of LMG and the Registrant

*3.1     -    Amended and Restated Charter of the Registrant

*3.2     -    Bylaws of the Registrant

*4.1     -    Section 8 of the Amended and Restated Charter of the Registrant
              (included in Exhibit 3.1)

*4.2     -    Specimen of Common Stock certificate

**10.33  -    Area Development Agreement, dated March 17, 1997, between the
              Registrant, CMAC Incorporated and Charles F. McWhorter, Jr.

**10.34  -    Form of Franchise Agreement between the Registrant, CMAC
              Incorporated and Charles F. McWhorter, Jr.

27       -    Financial Data Schedule (for SEC use only)


*Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92976-A).

** Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 29, 1996. (Commission File No. 0-26400).

(b)      Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LOGAN'S ROADHOUSE, INC.

                                   By: /s/ David J. McDaniel
                                       -------------------------------------
                                       David J. McDaniel,
                                       Vice President, Treasurer and Secretary
                                       (Chief Financial Officer)



Date:  June 2, 1997