Form 10-Q
period 1997-07-13
LOGANS ROADHOUSE INC
filed 1997-08-27
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended July 13, 1997
                                                   -------------

[ ]   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                    For the transition period from            to
                                                  ------------   ---------
                         Commission file number 0-26400

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No
                                             ------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class                                        Outstanding August 21, 1997
       -----                                        ---------------------------
Common stock, $.01 par value                                7,128,755 shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                             LOGAN'S ROADHOUSE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                         July 13, 1997
                 Assets                                                   (Unaudited)              Dec. 29, 1996
----------------------------------------------------                     --------------            -------------
Current assets:
     Cash and cash equivalents                                            $   170,805                    780,307
     Investments, at amortized cost                                         4,165,395                  7,807,289
     Receivables: trade and other                                             502,802                    501,911
     Inventories                                                              427,659                    250,582
     Preopening costs                                                       1,131,134                    831,563
     Prepaid expenses and other current assets                                274,012                    270,356
                                                                          -----------                -----------
         Total current assets                                               6,671,807                 10,442,008

Investments, at amortized cost                                                     --                  1,253,444
Property, plant and equipment, net                                         41,547,361                 33,691,774
Other assets                                                                   99,398                     71,873
                                                                          -----------                -----------
         Total assets                                                     $48,318,566                 45,459,099
                                                                          ===========                ===========

      Liabilities and Shareholders' Equity
----------------------------------------------------
Current liabilities:
     Accounts payable                                                     $ 1,204,317                  2,656,152
     Accrued payroll and related expenses                                     626,141                    883,675
     Deferred revenue                                                         287,960                    392,376
     Income taxes payable                                                   1,055,728                     89,163
     Accrued state and local taxes                                            952,068                    488,072
     Deferred income taxes                                                    299,800                    299,800
                                                                          -----------                -----------
         Total current liabilities                                          4,426,014                  4,809,238
Deferred income taxes                                                         648,028                    648,028
                                                                          -----------                -----------
            Total liabilities                                               5,074,042                  5,457,266
Shareholders' equity (notes 2 and 4):
     Common stock, $0.01 par value;
         Authorized 15,000,000 shares; issued
         6,019,529 and 6,013,784 shares, respectively                          60,195                     60,138
     Additional paid-in capital                                            35,123,674                 35,072,026
     Retained earnings                                                      8,060,655                  4,869,669
                                                                          -----------                -----------
         Total shareholders' equity                                        43,244,524                 40,001,833
                                                                          -----------                -----------
         Total liabilities and shareholders' equity                       $48,318,566                 45,459,099
                                                                          ===========                ===========

See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                              Twelve Weeks Ended:             Twenty-eight Weeks Ended:
                                              -------------------             -------------------------
                                        July 13, 1997   July 14, 1996     July 13, 1997     July 14, 1996
                                        -------------   -------------     -------------     -------------
Net restaurant sales                      $15,965,741     9,077,203        33,862,109         19,982,353


Costs and expenses:
    Food and beverage                       5,237,167     3,039,026        11,097,344          6,635,174
    Labor and benefits                      4,374,737     2,464,283         9,334,729          5,472,404
    Occupancy and other                     2,299,113     1,330,828         4,906,228          3,004,069
    Depreciation and amortization             850,386       381,671         1,800,610            860,284
    General and administrative                817,771       548,869         1,893,528          1,293,508
                                          -----------    ----------        ----------         ----------
                                           13,579,174     7,764,677        29,032,439         17,265,439
                                          -----------    ----------        ----------         ----------

    Income from operations                  2,386,567     1,312,526         4,829,670          2,716,914

Other income and (expense):
    Interest, net                              55,804       158,175           115,998             94,583
    Franchise fee and royalties                33,813        33,291            79,508             33,291
                                          -----------    ----------        ----------         ----------
                                               89,617       191,466           195,506            127,874
                                          -----------    ----------        ----------         ----------

    Earnings before income taxes            2,476,184     1,503,992         5,025,176          2,844,788

Income tax expense (note 3)                   903,807       522,980         1,834,189          1,005,667
                                          -----------    ----------        ----------         ----------

    Net earnings                          $ 1,572,377       981,012         3,190,987          1,839,121
                                          ===========    ==========        ==========         ==========

Earnings per share                        $      0.25          0.16              0.51               0.33
                                          ===========    ==========        ==========         ==========

Weighted average shares outstanding         6,247,743     6,198,342         6,256,861          5,498,110
                                          ===========    ==========        ==========         ==========



See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Twenty-eight Weeks Ended
                                                                                     ------------------------

                                                                           July 13, 1997               July 14, 1996
                                                                           -------------               -------------
Cash flows from operating activities:
     Net earnings                                                          $  3,190,987                   1,839,121
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation and amortization                                    1,800,610                     860,284

     Net effect of changes in current assets and
         current liabilities                                                 (1,739,001)                   (190,664)
                                                                           ------------                 -----------

     Net cash provided by operating activities                                3,252,596                   2,508,741
                                                                           ------------                 -----------

Cash flows from investing activities:
     Additions to property, plant and equipment                              (8,781,616)                 (6,229,742)
     Proceeds from maturities of investments                                  4,895,338                          --
     Increase in other assets                                                   (27,525)                    (12,099)
                                                                           ------------                 -----------

     Net cash used by investing activities                                   (3,913,803)                 (6,241,841)
                                                                           ------------                 -----------

Cash flows from financing activities:
     Net proceeds from secondary offering                                            --                  20,757,259
     Proceeds from exercise of stock options                                     51,705                          --
     Payments on long-term obligations                                               --                  (2,579,251)
                                                                           ------------                 -----------

     Net cash provided by financing activities                                   51,705                  18,178,008
                                                                           ------------                 -----------

Net increase (decrease) in cash                                                (609,502)                 14,444,908

Cash and cash equivalents, beginning of period                                  780,307                   2,260,776
                                                                           ------------                 -----------

Cash and cash equivalents, end of period                                   $    170,805                  16,705,684
                                                                           ============                 ===========





See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
            TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996


(1)      BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by Logan's Roadhouse, Inc. ("the Company") without audit, with the exception of the December 29, 1996 balance sheet which was derived from the audited financial statements included in the Company's December 29, 1996 Annual Report. The financial statements include balance sheets, statements of earnings and statements of cash flows which have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These financial statements, note disclosures and other information should be read in conjunction with the "Selected Financial Data" and financial statements and the notes thereto included in the Company's December 29, 1996 Annual Report.

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


(2)      SHAREHOLDERS' EQUITY

         During April 1996, the Company completed a public offering of 862,500 shares of Common Stock at $26 per share. After deducting underwriting discounts and expenses of the offering, proceeds to the Company amounted to approximately $20.8 million. From the net proceeds, the Company repaid approximately $2.3 million of outstanding indebtedness and used the remaining net proceeds, together with cash on hand, cash flow from operations and lease financing to open twelve new restaurants through the close of the second quarter ended July 13, 1997.

         On May 9, 1996, the Company's Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend which was payable on June 5, 1996, to shareholders of record on May 20, 1996. Prior to the stock split, the Company had 4,007,500 shares of Common Stock outstanding. A total of 2,003,729 shares of Common Stock were issued in connection with the stock split. All references in the accompanying financial statements to weighted-average shares outstanding and per share amounts have been restated to reflect the stock split.

(3)      INCOME TAXES

         The provision for income taxes for the six months (28 weeks) ended July 13, 1997 has been calculated based on management's estimate of the effective tax rate being 36.5% for 1997. The Company's effective tax rate for the comparable period last year was 36.0%. The current period increase is primarily attributable to an expected decrease in tax exempt interest income during 1997.

(4)      SUBSEQUENT EVENT

         On July 23, 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold at $24 per share. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.5 million. The Company currently has 7,128,755 shares of Common Stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the second quarter (12 weeks) and six months (28 weeks) ended July 13, 1997. This section should be read in connection with the "Selected Financial Data" and financial statements and related notes included in the Company's December 29, 1996 Annual Report.


         At the time of the Company's initial public offering in July 1995, the Company had eight restaurants in operation located primarily in middle Tennessee. The Company completed its second public offering of Common Stock in April 1996 at which time it operated ten restaurants. The Company has continued its expansion strategy and currently operates 23 restaurants located in Alabama, Georgia, Indiana, Kentucky, Tennessee and West Virginia. In addition, the Company franchises two restaurants in Oklahoma and one in South Carolina.


         On July 23, 1997, subsequent to the close of the second quarter, the Company completed its third public offering raising net proceeds of approximately $24.5 million. The Company plans to use the proceeds, together with cash on hand, cash flow from operations and lease financing to open 12 to 14 new restaurants during the remaining six months of 1997 and 1998 (one in the remainder of 1997 and 11 to 13 in 1998). The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, and the hiring, training and retaining of skilled management and other personnel that may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that new restaurants will be operated profitably.



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which items in the statements of earnings bear to net sales.


                                                                  PERCENTAGE  OF NET  RESTAURANT SALES
                                                             Second Quarter                         Six Months
                                                            (12 Weeks Ended)                     (28 Weeks Ended)

                                                    July 13, 1997       July 14, 1996      July 13, 1997      July 14, 1996
                                                    -------------       -------------      -------------      -------------
Net restaurant sales                                  100.0%              100.0%             100.0%             100.0%

Costs and expenses:
  Food and beverage                                    32.8                33.5               32.8               33.2

  Labor and benefits                                   27.4                27.1               27.6               27.4

  Occupancy and other                                  14.4                14.7               14.4               15.0
  Depreciation and amortization                         5.3                 4.2                5.3                4.3
  General and administrative                            5.1                 6.0                5.6                6.5
                                                        ---                 ---                ---                ---
    Total operating costs and expenses                 85.0                85.5               85.7               86.4
                                                       ----                ----               ----               ----
     Income from operations                            15.0                14.5               14.3               13.6
Other income (expense), net                             0.5                 2.1                0.5                0.6
                                                        ---                 ---                ---                ---
     Earnings before income taxes                      15.5                16.6               14.8               14.2
Income tax expense                                      5.6                 5.8                5.4                5.0
                                                        ---                 ---                ---                ---
     Net earnings                                       9.9%               10.8%               9.4%               9.2%
                                                        ===                ====                ===                ===



NET RESTAURANT SALES

         Net restaurant sales increased $6,888,538 or 75.9% during the second quarter of 1997 (12 weeks) and increased $13,879,756 or 69.5% during the six month period (28 weeks) ended July 13, 1997, compared to the corresponding periods of last year. The Company had 22 restaurants in operation at July 13, 1997 compared to 12 at July 14, 1996. The Company has opened seven new restaurants through the second quarter of 1997, five during the first quarter and two during the second quarter. The substantial growth in sales for both the second quarter and six month period is primarily attributable to the opening of 10 new restaurants since the second quarter of 1996. In addition a 1.5% menu price increase was implemented on February 1, 1997.

         For the second quarter and six month period of 1997, same store sales declined 1.2% and .3%, respectively, compared to the corresponding periods of last year. The 1.2% decline for the second quarter is primarily attributable to one restaurant in a smaller market which accounted for the majority of the decline. Although this unit continues to achieve annualized sales levels in excess of $3.8 million, its volume was lower relative to prior year periods because of increased competition in the market. In addition, same store sales results were adversely affected by the July 4th holiday being observed on Friday this year as compared to Thursday last year. For the holiday week, same store sales declined approximately 8.0%.

         Alcoholic beverage sales, consisting of liquor and beer, accounted for 11.3% and 12.0% of net restaurant sales for the six month periods ended July 13, 1997 and July 14, 1996, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.

FOOD AND BEVERAGE COSTS

         This category primarily consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to customers, are reflected in this category.

         Food and beverage costs decreased 0.7% as a percentage of net sales from 33.5% in the second quarter of 1996 to 32.8% in the second quarter of 1997 and decreased 0.4% from 33.2% for the six-month period ended July 14, 1996 to 32.8% for the six-month period ended July 13, 1997. Management attributes the overall decreases in both periods to lower produce prices. In addition, cost increases were partially offset by a 1.5% menu price increase in February 1997. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the second quarter ended July 13, 1997 may not be indicative of results to be expected for the year. The Company has historically experienced higher food costs during the spring (second quarter) and summer (third quarter) time periods.

LABOR AND BENEFITS

         Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

         As a percentage of net sales, labor and benefits increased 0.3% from 27.1% in the second quarter of 1996 to 27.4% in the second quarter of 1997 and increased 0.2% from 27.4% for the six months ended July 13, 1996 to 27.6% for the six months ended July 13, 1997.

         During the current six-month period of 1997, seven new restaurants have been opened, compared to three for the corresponding period of last year. The relatively small increases of 0.3% in the second quarter and 0.2% for the six-month period is primarily attributable to a greater number of new store operating weeks as compared to the corresponding periods of last year. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30-60 day post-opening period, hourly labor schedules are gradually adjusted to provide maximum efficiency with existing sales volume.

OCCUPANCY AND OTHER

         Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

         Occupancy and other costs as a percentage of net sales decreased 0.3% from 14.7% in the second quarter of 1996 to 14.4% in the second quarter of 1997 and decreased 0.6% from 15.0% for the six month period ended July 14, 1996 to 14.4% for the six months ended July 13, 1997.

         As a result of operating with a larger restaurant base during 1997, occupancy and other costs and expenses have increased in total absolute dollars. The percentage declines in both periods are primarily attributable to advertising expenses which were higher last year than the normally budgeted 2% of net sales. Various production and media costs accounted for the increase.

DEPRECIATION AND AMORTIZATION

         The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized over a one-year period commencing with a restaurant's opening. As of July 13, 1997, the amount of preopening costs, net of amortization, on the Company's balance sheet was $1,131,134.

         For the second quarter of 1997, depreciation and amortization amounted to $850,386, an increase of $468,715 or 122.8% over the comparable period in 1996. For the six-month period ended July 13, 1997, these expenses amounted to $1,800,610, an increase of $940,326 or 109.3% over the comparable period in 1996. As a percentage of net restaurant sales, these expenses increased 1.1% from 4.2% for the second quarter of 1996 to 5.3% for the second quarter of 1997 and increased 1.0% from 4.3% for the six months ended July 14, 1996 to 5.3% for the six months ended July 13, 1997. These increases are primarily the result of increased depreciation and amortization resulting from the opening of 13 new restaurants since the beginning of 1996. Although the Company prefers to own rather than lease its restaurant facilities and plans to pursue this policy, where possible, in subsequent quarters, the Company will continue to lease properties in certain locations.

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

         For the second quarter of 1997, general and administrative expenses amounted to $817,771, an increase of $268,902 or 49.0% over the comparable period in 1996. For the six month period ended July 13, 1997, these expenses amounted to $1,893,528, an increase of $600,020 or 46.4% over the comparable period in 1996. As a percentage of net sales, these expenses declined 0.9% from 6.0% for the second quarter of 1996 to 5.1% for the second quarter of 1997 and declined 0.9% from 6.5% for the six months ended July 14, 1996 to 5.6% for the six months ended July 13, 1997.

         The dollar increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of finance, accounting, human resources, operations, training and real estate reflecting the increased level of organizational support necessary to support the Company's growing restaurant base. Since July 1995, the Company has also incurred certain additional costs associated with operating as a public company. Because of the Company's expansion plans and the expected increase in net sales as a result thereof, management expects these expenses to continue to increase during 1997 in absolute dollars, but to decline slightly as a percentage of net sales from the 5.6% rate for the six months ended July 13, 1997. For a discussion of factors affecting the Company's plans to open additional restaurants, see "Liquidity and Capital Resources."

OTHER INCOME (EXPENSE)

         Net interest income (interest income minus interest expense) from cash, cash equivalents and investments amounted to $55,804 during the second quarter of 1997, compared to $158,175 during the comparable period last year. For the six-month period ended July 13, 1997, net interest income amounted to $115,998, compared to $94,583 in the comparable period last year. On April 10, 1996 the Company completed a public offering of shares of Common Stock with net proceeds amounting to approximately $20.8 million. Accordingly, during the second quarter of 1996, with higher levels of invested cash, the Company generated increased interest income from its various taxable and non-taxable investments. As a result of the Company's restaurant expansion program, invested cash has declined over the past year, resulting in a decline in interest income during 1997.

         The Company's first two franchised restaurants were opened in Edmond and Oklahoma City, Oklahoma in May and November, 1996, respectively. In connection with both openings, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. During the first six months of 1997, royalty fees of $79,508 were received from the two franchised restaurants.

INCOME TAXES

         The effective tax rates for the second quarters of 1997 and 1996 were 36.5% and 34.8%, respectively. For the six-month period, the effective tax rates for 1997 and 1996 were 36.5% and 35.4%, respectively. The increase in the 1997 tax rate to 36.5% is attributable to an expected decrease in tax-exempt interest income during 1997.

NET EARNINGS

         As a result of the factors discussed above, net earnings in the second quarter of 1997 increased $591,365 or 60.3% to $1,572,377, or 9.9% of net sales, from $981,012, or 10.8% of net sales, in the second quarter of 1996. Earnings per share increased $0.09 or 56.3% in the second quarter of 1997 to $0.25 from $0.16 in the second quarter of 1996 with a 0.8% increase in weighted average shares outstanding.

         Net earnings increased $1,351,866 or 73.5% to $3,190,987, or 9.4% of net sales, for the six months ended July 13, 1997, from $1,839,121, or 9.2% of net sales, for the six months ended July 14, 1996. Earnings per share increased $0.18 or 54.6% for the six months ended July 13, 1997 to $0.51 from $0.33 for the six months ended July 14, 1996 with a 13.8% increase in weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         On July 23, 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.5 million. The Company plans to use the proceeds, together with cash on hand, cash flow from operations and lease financing, to open 12 to 14 additional restaurants during the remainder of 1997 and 1998 (one in 1997 and 11 to 13 in 1998). For additional liquidity, the Company has available a $2.5 million revolving credit facility with a local bank. As of the date hereof, there were no borrowings outstanding.

         The Company's principal capital needs arise from the development of new restaurant facilities and, to a lesser extent, maintenance and improvement of its existing facilities. Prior to the Company's initial public offering in July 1995, the principal sources of capital to fund the aforementioned expenditures were operating cash flow, bank borrowings and lease financing. The following table provides certain information regarding the Company's sources and uses of cash for the periods presented.



                                                                        Six Months
                                                                        (28 Weeks)                        Fiscal Year Ended
                                                                          Ended                           -----------------
                                                                      July 13, 1997            Dec. 29, 1996        Dec. 31, 1995
                                                                      -------------            -------------        --------------
                                                                                               (in thousands)
Cash flows provided by operating activities ................            $ 3,253                  $  7,302              $  3,011
Net proceeds from public offering ..........................                 --                    20,773                13,048
Capital expenditures .......................................             (8,782)                  (18,146)              (13,886)
Net borrowings (repayments) ................................                 --                    (2,579)                  529


         Since inception, the Company's single largest use of funds has been for capital expenditures consisting of land, building, equipment and preopening costs associated with its restaurant expansion program. The substantial growth of the Company over the period has not required significant additional working capital. Sales are predominately on a cash basis, and the business does not require significant receivables or inventories. In addition, it is common to receive trade credit for the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

         The Company prefers to own its restaurant facilities when possible rather than lease. The cost of developing the Company's prototype Logan's Roadhouse restaurant is estimated to range from $2.0 to $2.6 million, including $900,000 for building costs, $400,000 for equipment costs and $175,000 for preopening costs. Land acquisition costs, including site preparation, are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of the development for a new restaurant will not include land acquisition costs if the property is leased rather than purchased.

         Capital expenditures and preopening costs for the remainder of 1997 and 1998 are estimated to range from $26.3 million to $30.9 million for the development of 15 to 17 new restaurants of which one is expected to be opened during the remainder of 1997 and 11 to 13 in 1998 depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors. In addition, the Company plans to spend approximately $500,000 during the remainder of 1997 and in 1998 to renovate and replace equipment in existing restaurants.

         Management believes that the net proceeds from the July 23, 1997 offering, together with available cash reserves and cash provided from operations and borrowing capacity, will be sufficient to fund the Company's expansion plans through 1998. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No disclosure required.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company held its Annual Meeting of Shareholders on May 15,
1997 for the purpose of (1) electing two nominees as Class II Directors; (2) approving the proposed amendments to the Company's 1995 Incentive Stock Plan;
(3) approving the proposed amendments to the Company's 1995 Non-Employee Director Stock Option Plan; and (4) the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 28, 1997. The vote was as follows:



                                         For              Against             Abstain                 Total
                                         ---              -------             -------                 -----
(1) Election of Directors:
    Thomas E. Ervin                    4,778,933             3,652                 -0-               4,782,585
                                       =========           =======           =========               =========
    George S. Waltman                  4,778,671             3,914                 -0-               4,782,585
                                       =========           =======           =========               =========

(2) Proposed Amendments
    to 1995 Incentive Stock
    Plan                               2,819,695           774,953           1,187,937               4,782,585
                                       =========           =======           =========               =========


(3) Proposed Amendments
    to 1995 Director Stock
    Plan                               3,116,305           470,036           1,196,244               4,782,585
                                       =========           =======           =========               =========

(4) Approval of KPMG
    Peat Marwick as
    Auditors                           4,773,976             6,220               2,389               4,782,585
                                       =========           =======           =========               =========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)               Exhibits:
                                    ---------

                  *3.1     Amended and Restated Charter of the Registrant

                  *3.2     Bylaws of the Registrant

                  *4.1     Section 8 of the Amended and Restated Charter of the Registrant
                           (included in Exhibit 3.1)

                  *4.2     Specimen of Common Stock Certificate

                  27       Financial Data Schedule (for SEC use only)


                  * Incorporated by reference to the Registrant's Registration  Statement on Form
                  SB-2 (Registration  No. 33-92976-A)


                  (b)               Reports on Form 8-K
                                    -------------------
                  The Company was not required to file a report on Form 8-K during the quarter for which this report is filed.

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



Date:  August 22, 1997