Form 10-Q
period 1997-10-05
LOGANS ROADHOUSE INC
filed 1997-11-19
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended October 5, 1997
                                             ---------------

   [ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to __________

                         Commission file number 0-26400
                                                -------

                            LOGAN'S ROADHOUSE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      TENNESSEE                                                62-1602074
-------------------------------------------------------------      ---------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

                      P.O. BOX 291047, NASHVILLE, TN 37229
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  615 885-9056
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
Yes   X     No
    -----      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                        Outstanding November 14, 1997
              -----                        -----------------------------
   Common stock, $.01 par value                   7,140,418 shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                             LOGAN'S ROADHOUSE, INC.
                                 BALANCE SHEETS


                                                              October 5, 1997    Dec. 29, 1996
                        Assets                                  (Unaudited)        (Audited)
--------------------------------------------------------      ---------------    --------------
Current assets:
     Cash and cash equivalents                                  $22,976,225           780,307
     Investments, at amortized cost                               4,700,000         7,807,289
     Receivables: trade and other                                   720,410           501,911
     Inventories                                                    421,521           250,582
     Preopening costs                                             1,004,555           831,563
     Prepaid expenses and other current assets                    1,006,783           270,356
                                                                -----------        ----------
         Total current assets                                    30,829,494        10,442,008

Investments, at amortized cost                                         --           1,253,444
Property, plant and equipment, net                               43,282,226        33,691,774
Other assets                                                        109,599            71,873
                                                                -----------        ----------
         Total assets                                           $74,221,319        45,459,099
                                                                ===========        ==========


          Liabilities and Shareholders' Equity
--------------------------------------------------------
Current liabilities:
     Accounts payable                                           $ 1,286,544         2,656,152
     Accrued payroll and related expenses                           584,492           883,675
     Deferred revenue                                               270,610           392,376
     Income taxes payable                                           637,104            89,163
     Accrued state and local taxes                                  768,540           488,072
     Deferred income taxes                                          299,800           299,800
                                                                -----------        ----------
         Total current liabilities                                3,847,090         4,809,238

Deferred income taxes                                               648,028           648,028
                                                                -----------        ----------
         Total liabilities                                        4,495,118         5,457,266
Shareholders' equity (note 2):
     Common stock, $0.01 par value;
            Authorized 15,000,000 shares; issued
            7,139,468 and 6,013,784 shares, respectively             71,395            60,138
     Additional paid-in capital                                  59,874,334        35,072,026
     Retained earnings                                            9,780,472         4,869,669
                                                                -----------        ----------

         Total shareholders' equity                              69,726,201        40,001,833
                                                                -----------        ----------
         Total liabilities and shareholders' equity             $74,221,319        45,459,099
                                                                ===========        ==========

See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                 Twelve Weeks Ended:                Forty Weeks Ended:
                                                 -------------------                ------------------
                                          Oct. 5, 1997       Oct. 6, 1996     Oct. 5, 1997      Oct. 6, 1996
                                          ------------       ------------     ------------      ------------
Net restaurant sales                       $16,074,078        10,139,129        49,936,187        30,121,482


Costs and expenses:
    Food and beverage                        5,310,584         3,422,300        16,407,928        10,057,474
    Labor and benefits                       4,516,586         2,768,998        13,851,315         8,241,402
    Occupancy and other                      2,357,629         1,450,431         7,263,857         4,454,500
    Depreciation and amortization              908,803           450,935         2,709,413         1,311,219
    General and administrative                 744,879           569,829         2,638,407         1,863,337
                                           -----------        ----------        ----------        ----------
                                            13,838,481         8,662,493        42,870,920        25,927,932
                                           -----------        ----------        ----------        ----------

    Income from operations                   2,235,597         1,476,636         7,065,267         4,193,550

Other income  (expense):
    Interest, net                              258,709           126,917           374,707           221,500
    Franchise fee and royalties                 72,584            24,167           152,092            57,458
                                           -----------        ----------        ----------        ----------
                                               331,293           151,084           526,799           278,958
                                           -----------        ----------        ----------        ----------

    Earnings before income taxes             2,566,890         1,627,720         7,592,066         4,472,508


Income tax expense (note 3)                    847,073           537,147         2,681,262         1,542,814
                                           -----------        ----------        ----------        ----------

    Net earnings                           $ 1,719,817         1,090,573         4,910,804         2,929,694
                                           ===========        ==========        ==========        ==========

Earnings per share                         $      0.24              0.18              0.75              0.51
                                           ===========        ==========        ==========        ==========

Weighted average shares outstanding          7,235,908         6,193,952         6,550,575         5,707,611
                                           ===========        ==========        ==========        ==========



See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Forty Weeks Ended
                                                                  -----------------
                                                        October 5, 1997      October 6, 1996
                                                        ---------------      ---------------
Cash flows from operating activities:
     Net earnings                                        $  4,910,804           2,929,694
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation and amortization                  2,709,413           1,311,219

     Net effect of changes in current assets and
         current liabilities                                 (461,655)             98,133
                                                         ------------         -----------

     Net cash provided by operating activities              7,158,562           4,339,046
                                                         ------------         -----------

Cash flows from investing activities:
     Additions to property, plant and equipment           (10,991,928)        (12,490,613)
     Proceeds from maturities of investments                1,253,444                --
     Increase in other assets                                 (37,725)            (15,300)
                                                         ------------         -----------

     Net cash used by investing activities                 (9,776,209)        (12,505,913)
                                                         ------------         -----------

Cash flows from financing activities:
     Net proceeds from public offering                     24,566,019          20,758,942
     Proceeds from exercise of stock options                  247,546                --
     Payments on long-term obligations                           --            (2,579,251)
                                                         ------------         -----------
     Net cash provided by financing activities             24,813,565          18,179,691
                                                         ------------         -----------

Net increase (decrease) in cash                            22,195,918          10,012,824

Cash and cash equivalents, beginning of period                780,307           2,260,776
                                                         ------------         -----------

Cash and cash equivalents, end of period                 $ 22,976,225          12,273,600
                                                         ============         ===========



See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FORTY WEEKS ENDED OCTOBER 5, 1997 AND OCTOBER 6, 1996


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


(2)      SHAREHOLDERS' EQUITY

         During April 1996, the Company completed a public offering of 862,500 shares of Common Stock at $26 per share. After deducting underwriting discounts and expenses of the offering, proceeds to the Company amounted to approximately $20.8 million. From the net proceeds, the Company repaid approximately $2.3 million of outstanding indebtedness.

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

         On July 23, 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold at $24 per share. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. The Company had 7,139,468 shares of Common Stock outstanding at October 5, 1997.

(3)      INCOME TAXES

         The provision for income taxes for the nine months (40 weeks) ended October 5, 1997 and the comparable period of 1996 consists of both federal and state taxes. The Company's effective tax rates for the above periods were 35.3% for 1997 and 34.5% for 1996. The current period increase is primarily attributable to a decline in tax exempt interest income during the first six months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the third quarter (12 weeks) and nine months (40 weeks) ended October 5, 1997. This section should be read in connection with the "Selected Financial Data" and financial statements and related notes included in the Company's December 29, 1996 Annual Report.


         At the time of the Company's initial public offering in July 1995, the Company had eight restaurants in operation located primarily in middle Tennessee. The Company completed its second public offering of Common Stock in April 1996 at which time it operated ten restaurants. The Company has continued its expansion strategy and currently operates 24 restaurants located in Alabama, Georgia, Indiana, Kentucky, Louisiana, Tennessee and West Virginia. In addition, the Company franchises two restaurants in Oklahoma and one in South Carolina.


         On July 23, 1997 the Company completed its third public offering raising net proceeds of approximately $24.6 million. The Company plans to use the proceeds, together with cash on hand, cash flow from operations and lease financing to open 12 or 13 new restaurants during the remainder of 1997 and 1998. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel which may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that new restaurants will be operated profitably.



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which items in the statements of earnings bear to net sales.

                                                         PERCENTAGE OF NET RESTAURANT SALES
                                                         ----------------------------------
                                                     Third Quarter                  Nine Months
                                                    (12 Weeks Ended)             (40 Weeks Ended)
                                                     --------------               --------------
                                             Oct. 5, 1997   Oct. 6, 1996    Oct. 5, 1997    Oct. 6, 1996
                                             ------------   ------------    ------------    ------------
Net restaurant sales ...................        100.0%         100.0%          100.0%          100.0%

Costs and expenses:
  Food and beverage ....................         33.0           33.8            32.9            33.4
  Labor and benefits ...................         28.1           27.3            27.7            27.4
  Occupancy and other ..................         14.7           14.3            14.5            14.8
  Depreciation and amortization ........          5.7            4.4             5.4             4.3
  General and administrative ...........          4.6            5.6             5.3             6.2
                                                -----          -----           -----           -----
    Total operating costs and expenses..         86.1           85.4            85.9            86.1
                                                -----          -----           -----           -----
    Income from operations .............         13.9           14.6            14.1            13.9
Other income (expense), net ............          2.1            1.5             1.1              .9
                                                -----          -----           -----           -----
     Earnings before income taxes ......         16.0           16.1            15.2            14.8
Income tax expense .....................          5.3            5.3             5.4             5.1
                                                -----          -----           -----           -----
     Net earnings ......................         10.7%          10.8%            9.8%            9.7%
                                                =====          =====           =====           =====


NET RESTAURANT SALES

         Net restaurant sales increased $5,934,949 or 58.5% during the third quarter of 1997 (12 weeks) and increased $19,814,705 or 65.8% during the nine month period (40 weeks) ended October 5, 1997, compared to the corresponding periods of last year. The Company had 23 restaurants in operation at October 5, 1997 compared to 14 at October 6, 1996. The Company has opened eight new restaurants through the third quarter of 1997; five during the first quarter, two during the second quarter, and one during the third quarter. The substantial growth in sales for both the third quarter and nine month period is primarily attributable to the opening of nine new restaurants since the third quarter of 1996. In addition, a 1.5% menu price increase was implemented on February 1, 1997.

         For the third quarter and nine month period of 1997, same store sales declined 2.8% and 1.1%, respectively, when compared to the corresponding periods of last year. The 2.8% decline for the third quarter is primarily attributable to two restaurants in smaller markets. Although both units continue to achieve annualized sales levels in excess of $3.6 million, volume was lower relative to prior year periods because of increased competition in the market.

         Alcoholic beverage sales, consisting of liquor and beer, accounted for 11.0% and 11.3% of net restaurant sales for the nine month periods ended October 5, 1997 and October 6, 1996, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.

FOOD AND BEVERAGE COSTS

         This category primarily consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to customers, are reflected in this category.

         Food and beverage costs decreased 0.8% as a percentage of net sales from 33.8% in the third quarter of 1996 to 33.0% in the third quarter of 1997 and decreased 0.5% from 33.4% for the nine-month period ended October 6, 1996 to 32.9% for the nine-month period ended October 5, 1997. Management attributes the overall decreases in both periods to lower produce, cheese and dairy prices. In addition, cost increases were partially offset by a 1.5% menu price increase in February 1997. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the third quarter ended October 5, 1997 may not be indicative of results to be expected for the year. The Company has historically experienced higher food costs during the spring (second quarter) and summer (third quarter) time periods.

LABOR AND BENEFITS

         Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

         As a percentage of net sales, labor and benefits increased 0.8% from 27.3% in the third quarter of 1996 to 28.1% in the third quarter of 1997 and increased 0.3% from 27.4% for the nine months ended October 6, 1996 to 27.7% for the nine months ended October 5, 1997.

         During the current nine-month period of 1997, eight new restaurants have been opened, compared to five for the corresponding period of last year. The increases of 0.8% in the third quarter and 0.3% for the nine-month period are primarily attributable to operating on lower average unit volumes. In addition, operating weeks for new restaurants opened are higher this year as compared to the corresponding periods of last year. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30-60 day post-opening period, hourly labor schedules are gradually adjusted to provide maximum efficiency with existing sales volume.

OCCUPANCY AND OTHER

         Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

         Occupancy and other costs as a percentage of net sales increased 0.4% from 14.3% in the third quarter of 1996 to 14.7% in the third quarter of 1997 and decreased 0.3% from 14.8% for the nine month period ended October 5, 1996 to 14.5% for the nine months ended October 6, 1997.

         As a result of operating with a larger restaurant base during 1997, occupancy and other costs and expenses have increased in total absolute dollars. The 0.4% increase in the third quarter is due to the effect of operating on lower average unit volumes. The 0.3% percentage decline in the nine-month period is primarily attributable to advertising expenses which were higher last year than the normally budgeted 2% of net sales. Various production and media costs accounted for the increase.

DEPRECIATION AND AMORTIZATION

         The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized over a one-year period commencing with a restaurant's opening. As of October 5, 1997, preopening costs, net of amortization, were $1,004,555.

         For the third quarter of 1997, depreciation and amortization amounted to $908,803, an increase of $457,868 or 101.5% over the comparable period in 1996. For the nine-month period ended October 5, 1997, these expenses amounted to $2,709,413, an increase of $1,398,194 or 106.6% over the comparable period in 1996. As a percentage of net restaurant sales, these expenses increased 1.3% from 4.4% for the third quarter of 1996 to 5.7% for the third quarter of 1997 and increased 1.1% from 4.3% for the nine months ended October 6, 1996 to 5.4% for the nine months ended October 5, 1997. These increases are primarily the result of increased depreciation and amortization resulting from the opening of 14 new restaurants since the beginning of 1996. Although the Company prefers to own rather than lease its restaurant facilities and plans to pursue this policy, where possible, in subsequent quarters, the Company will continue to lease properties in certain locations.

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

         For the third quarter of 1997, general and administrative expenses amounted to $744,879, an increase of $175,050 or 30.7% over the comparable period in 1996. For the nine-month period ended October 5, 1997, these expenses amounted to $2,638,407, an increase of $775,070 or 41.6% over the comparable period in 1996. As a percentage of net sales, these expenses declined 1.0% from 5.6% for the third quarter of 1996 to 4.6% for the third quarter of 1997 and declined 0.9% from 6.2% for the nine months ended October 6, 1996 to 5.3% for the nine months ended October 5, 1997.

         The dollar increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of finance, accounting, human resources, operations, training and real estate reflecting the increased level of organizational support necessary to support the Company's growing restaurant base. Since July 1995, the Company has also incurred certain additional costs associated with operating as a public company. Because of the Company's expansion plans and the expected increase in net sales as a result thereof, management expects these expenses to continue to increase during 1997 in absolute dollars, but to remain approximately the same as the 5.3% rate, for the nine months ended October 5, 1997. For a discussion of factors affecting the Company's plans to open additional restaurants, see "General."

OTHER INCOME (EXPENSE)

         Net interest income (interest income minus interest expense) from cash, cash equivalents and investments amounted to $258,709 and $126,917 for the third quarters of 1997 and 1996, respectively. For the nine-month period ended October 5, 1997, net interest income amounted to $374,707, compared to $221,500 in the corresponding period last year. On July 23, 1997 the Company completed a public offering of shares of Common Stock with net proceeds amounting to approximately $24.6 million. Accordingly, during the third quarter of 1997, with higher levels of invested cash, the Company generated increased interest income from its various taxable and non-taxable investments.

         The Company's third franchised restaurant was opened in Greenville, South Carolina in July 1997. In connection with the opening, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. During the first nine months of 1997, royalty fees of $122,092 were received from the three franchised restaurants.

INCOME TAXES

         The effective tax rates for the third quarters of 1997 and 1996 were 33.0%, respectively. For the nine-month period, the effective tax rates for 1997 and 1996 were 35.3% and 34.5%, respectively. The increase in the 1997 tax rate to 35.3% is attributable to a decline in tax-exempt interest income during the first six months of 1997.

NET EARNINGS

         As a result of the factors discussed above, net earnings in the third quarter of 1997 increased $629,244 or 57.7% to $1,719,817, or 10.7% of net sales, from $1,090,573, or 10.8% of net sales, in the third quarter of 1996. Earnings per share increased $0.06 or 33.3% in the third quarter of 1997 to $0.24 from $0.18 in the third quarter of 1996 with a 16.8% increase in shares of Common Stock outstanding.

         Net earnings increased $1,981,110 or 67.6% to $4,910,804, or 9.8% of net sales, for the nine months ended October 5, 1997, from $2,929,694, or 9.7% of net sales, for the nine months ended October 6, 1996. Earnings per share increased $0.24 or 47.1% for the nine months ended October 5, 1997 to $0.75 from $0.51 for the nine months ended October 6, 1996 with a 14.8% increase in shares of Common Stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         On July 23, 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. The Company plans to use the proceeds, together with cash on hand, cash flow from operations and lease financing, to open 12 or 13 new restaurants during the remainder of 1997 and 1998. For additional liquidity, the Company has available a $2.5 million revolving credit facility with First American National Bank (the "Credit Facility"). As of the date hereof, there were no borrowings outstanding under the Credit Facility. The Credit Facility imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, capital expenditures and the payment of dividends.

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

                                          Nine Months
                                          (40 Weeks)                Fiscal Year Ended
                                            Ended                   -----------------
                                       October 5, 1997      Dec. 29, 1996         Dec. 31, 1995
                                       ---------------     -----------------      -------------
                                                             (in thousands)
Cash flows from operations .........      $  7,159             $  7,302             $  3,011
Net proceeds from public offerings..        24,566               20,773               13,048
Capital expenditures ...............       (10,992)             (18,146)             (13,886)
Net borrowings (repayments) ........          --                 (2,579)                 529

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

         Capital expenditures and preopening costs for the remainder of 1997 and 1998 are estimated to range from $27.5 million to $29.8 million for the development of 16 or 17 new restaurants of which 12 or 13 are expected to be opened during the remainder of 1997 and 1998 depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors. In addition, the Company plans to spend $500,000 during the remainder of 1997 and 1998 to renovate and replace equipment in existing restaurants.

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

                                  LOGAN'S ROADHOUSE, INC.



                                  By: /s/ DAVID J. MCDANIEL
                                      ---------------------------------------
                                      David J. McDaniel,
                                      Vice President, Treasurer and Secretary
                                      (Chief Financial Officer)



Date:  November 14, 1997