Form 10-K
period 1997-12-28
LOGANS ROADHOUSE INC
filed 1998-03-27
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 28, 1997

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number:   0-26400
                                                 -------------


                             LOGAN'S ROADHOUSE, INC.
             -------------------------------------------------------
                    (Exact Name of Registrant in Its Charter)

           Tennessee                                       62-1602074
---------------------------------                 ----------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

565 Marriott Drive, Suite 490
    Nashville, Tennessee                                     37214
----------------------------------------          ----------------------------
(Address of Principal Executive Offices)                   (zip code)

       Registrant's telephone number, including area code: (615) 885-9056
                                                          ------------------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
   ----------------------             -----------------------------------------
          None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
               --------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on March 25, 1998 was approximately $153,957,195 million based upon the closing sales price of these shares as reported on The Nasdaq Stock Market's National Market on March 25, 1998.

        As of March 25, 1998, 7,147,679 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


        Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1998 are incorporated by reference into Part III of this Form 10-K.

         This Annual Report on Form 10-K and other information that is provided by the Company contain forward-looking statements, including those regarding the opening of additional restaurants, planned capital expenditures, the adequacy of the Company's capital resources and other statements regarding trends relating to various revenue and expense items. These statements are subject to a number of risks and uncertainties beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Logan's Roadhouse, Inc. ("Logan's Roadhouse" or the "Company") operates 29 Company-owned Logan's Roadhouse restaurants and franchises three Logan's Roadhouse restaurants, all of which feature steaks, ribs, chicken and seafood dishes in a distinctive atmosphere reminiscent of an American roadhouse. The Logan's Roadhouse concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. The restaurants are open seven days a week for lunch and dinner and offer full bar service. The Logan's Roadhouse menu is designed to appeal to a wide variety of tastes, emphasizing extra-aged, hand-cut USDA choice steaks and signature dishes such as fried green tomatoes, baked sweet potatoes and made-from-scratch yeast rolls.

         The first Logan's Roadhouse restaurant opened in 1991 in Lexington, Kentucky and was acquired by the Company in 1992. See "History and Reorganization." Since then, the Company has opened 28 additional Logan's Roadhouse restaurants in Alabama, Georgia, Indiana, Kentucky, Louisiana, Tennessee and West Virginia and franchised two Logan's Roadhouse restaurants in Oklahoma and one in South Carolina.

THE LOGAN'S ROADHOUSE CONCEPT

         The Logan's Roadhouse concept is designed to appeal to a broad range of customers by offering a wide variety of items in a very casual, relaxed dining atmosphere that is lively and entertaining. The key elements of the Logan's Roadhouse concept include the following:

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

         Menu and Pricing. The Company's restaurants offer a wide variety of items designed to appeal to a broad range of consumer tastes. Specialty appetizers include Logan's Fried Green Tomatoes, Hot Wings Roadhouse Style, Baby Back Rib Basket and Roadhouse Nachos. The Company's dinner menu features an assortment of specially seasoned, choice USDA steaks, including 6 and 9 oz. Filets, 6, 9 and 12 oz. Sirloins, 12 and 16 oz. Rib-Eyes, a 12 oz. New York Strip, a 16 oz. T-Bone, and a 22 oz. Porterhouse, which are all extra-aged, cut by hand on the premises and prepared over an open gas-fired mesquite grill. Guests also may choose from baby back ribs, seafood, mesquite grilled shrimp, mesquite grilled pork chops, grilled and barbecue chicken and an assortment of hamburgers, salads and sandwiches. All dinner entrees include dinner salad, made-from-scratch yeast rolls and a choice of brown sugar and cinnamon sweet potato, baked potato, fries or rice pilaf at no additional cost. The Company's express lunch menu provides specially priced items guaranteed to be served in less than 15 minutes, including a variety of hamburgers, salads and sandwiches. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with homestyle potato chips at no additional cost. Prices range from $4.00 to $7.95 for lunch items and from $7.95 to $16.95 for dinner entrees. The average check per customer, including beverages, was $8.73 for lunch and $11.73 for dinner in 1997.

OPERATING STRATEGY

         The Company's operating strategy is to differentiate its restaurants by:

         Providing a Unique, Lively Dining Atmosphere. Management believes that the Company's restaurants are unique and provide a relaxed, enjoyable, lively atmosphere for customers. All employees are encouraged to interact with customers in a respectful, friendly manner which encourages customers to relax and enjoy their experience. Management believes that many of the features of the Company's restaurants, such as the display cooking grill and fresh deli meat cases which are prominently displayed in the customer waiting areas, demonstrate the freshness and quality of the menu items to customers.

         Maintaining a High Price-to-Value Relationship. While management believes that the food quality and service at the Company's restaurants is comparable or superior to that of other casual dining restaurants, the Logan's Roadhouse menu offers more dishes at lower price points than many of its competitors. This broadens the Company's target market to include value-driven customers as well as traditional casual dining customers. Management believes that this pricing approach creates a high price-to-value perception, increases customer volume and generates more frequent repeat visits.

         Offering a Diverse Menu. Although extra-aged, hand-cut choice USDA steaks are a featured house specialty, the Company's menu is designed to have broad appeal by featuring mesquite grilled chicken, ribs and seafood, as well as a wide selection of salads, sandwiches and appetizers. Most of the entree items, including the steaks, chicken and seafood, and all salads are prepared using fresh ingredients. Management believes that offering a diverse menu appeals to a broader segment of the population and encourages customers to visit the Company's restaurants more often.

         Hiring and Retaining Quality Employees. By providing extensive training, employee development and attractive compensation, the Company encourages a sense of personal commitment from its employees. The Company has a cash bonus program tied to established performance goals on a restaurant-by-restaurant basis for each restaurant's management team pursuant to which restaurant managers typically earn bonuses equal to approximately 25% of their total cash compensation. Management believes that the Company attracts qualified managers by providing a better overall quality of life characterized by a five-day work schedule involving fewer hours than are typically required in the restaurant industry. Management believes its restaurant policies have resulted in a low rate of management-level employee turnover. See "Restaurant Operations."

GROWTH STRATEGY

         The following are the key elements of the Company's growth strategy:

         Opening Restaurants in Target Markets. The Company targets metropolitan markets of approximately 500,000 or more in population primarily in the Southeast, Midwest and Mid-Atlantic that management believes include significant opportunities for potential customers because of the population, income levels, presence of shopping and entertainment centers, offices and colleges and universities. The Company also targets smaller markets of approximately 175,000 or more in population where the appeal of the Company's concept provides an attractive opportunity for the Company. Because the market selection criteria of the Company is within the discretion of management, such selection criteria may be altered if necessary to effectuate the Company's growth strategy.

         Selecting and Developing High Quality Restaurant Sites. Management devotes significant time and resources to analyzing each prospective site, considering local market demographics, population density, average household income levels and site specific characteristics such as visibility, accessibility, traffic counts and parking. The Company also considers existing local competition and, to the extent such information is available, the revenues of other comparably priced restaurants operating in the market. The Company's Chief Executive Officer, Edwin W. Moats, Jr., and Senior Vice President of Development, Ralph W. McCracken, together with other members of management, work actively with real estate brokers in target markets to select high quality sites and maintain and regularly update a broad database of possible sites. Typically, management requires four to eight months to locate, approve and close on a restaurant site and four to five additional months to obtain necessary permits, construct, equip and open a restaurant.

         Utilizing the Company's Prototype Restaurant. Management has designed the prototype Logan's Roadhouse restaurant to be larger than many casual dining restaurants as part of its strategy to provide a relaxed atmosphere and maximize sales volumes. Of the 29 Company-owned Logan's Roadhouse restaurants, 24 are prototypes, and the remaining five operate in renovated buildings which are generally comparable in seating capacity to the prototype restaurants. The prototype Logan's Roadhouse restaurants operate in new, freestanding buildings, with approximately 7,800 square feet of space situated on a 1.7 acre site, with seating for approximately 290 guests, including 45 bar seats, and parking for 150 automobiles.

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

RESTAURANT OPERATIONS

         Management and Employees. The Company has two directors of operations and eight regional managers who are responsible for supervising the Company's restaurants and the continuing development of a restaurant's management team. Through regular visits to the restaurants, the directors of operations and regional managers ensure that the Company's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. Each of the Company's restaurants has one general manager, one kitchen manager and four assistant managers. The general manager of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance established by the Company. Management believes that guests benefit from the attentive service and high quality food which results from having six managers in every restaurant. The Company generally seeks as managers for each Logan's Roadhouse restaurant two non-management employees promoted into management positions who fully understand the Logan's Roadhouse concept and four managers with high levels of previous management experience.

         The Company seeks to attract and retain high caliber managers and hourly employees by providing them with attractive financial incentives and flexible working schedules. Financial incentives provided to attract high caliber managers include competitive salaries, bonuses and stock options based on position, seniority and performance criteria. Also, management believes that the Company attracts qualified managers by providing a better overall quality of life characterized by a five-day work schedule involving fewer hours than are typically required in the restaurant industry. The average number of hourly employees in each of the Logan's Roadhouse restaurants is approximately 100. Management believes the Company attracts high quality hourly employees by providing a casual, high energy and entertaining atmosphere in which to work.

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

         The general managers, together with the regional managers, are responsible for selecting the hourly employees for each new restaurant. Prior to the opening of each new restaurant, the Company's Director of Training assembles a team of experienced employees to train and educate the new employees. The training period for new employees lasts approximately two weeks and includes one week of general training prior to opening and one week of on-the-job supervision at the new Logan's Roadhouse restaurant. Ongoing employee training remains the responsibility of the restaurant general manager under the supervision of a regional manager.

         Customer Satisfaction. The Company is committed to providing its customers prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the regular use of customer surveys and an independently run "mystery shoppers" program, management receives valuable feedback which it uses to improve restaurants and demonstrate a continuing interest in customer satisfaction.

         Advertising and Marketing. The Company employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. The Company primarily uses radio and outdoor advertising in selected markets. The Company's goal is to develop a sufficient number of restaurants in certain markets to permit the cost-efficient use of television, radio and outdoor advertising. The Company currently spends approximately 2.0% of its annual sales on advertising and public relations. The Company also engages in a variety of promotional activities, such as contributing time, money and complementary meals to charitable, civic and cultural programs, in order to increase public awareness of the Company's restaurants.

         Restaurant Reporting. The Company closely monitors sales, product costs and labor at each of its restaurants. Weekly restaurant operating results are used by management to detect trends at each location, and negative trends are promptly remedied where possible. Financial controls are maintained through management of an accounting and management information system that is implemented at the restaurant level. Administrative and management staff prepare daily reports of sales, labor and customer counts. On a weekly basis, condensed operating statements are compiled by the Company's accounting department and provide management a detailed analysis of sales, product and labor costs, with a comparison to budgets and prior period performance.

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

 The Company acquired the partnership interests of the Predecessor immediately prior to the IPO pursuant to an Exchange Agreement, dated July 25, 1995 (the "Exchange Agreement"), pursuant to which the partners in the Predecessor contributed to the Company all of their respective interests in the Predecessor in exchange for shares of Common Stock (the "Reorganization").

FRANCHISING

         In connection with the franchising of Logan's Roadhouse restaurants in select market areas not in the Company's immediate expansion plans for owned restaurants, the Company entered into Area Development Agreements (each, a "Development Agreement") and Franchise Agreements (each, a "Franchise Agreement") with each of L.W. Group, Inc. ("L.W. Group"), a corporation controlled by David K. Wachtel, Jr., a principal shareholder of the Company, and CMAC Incorporated ("CMAC"), a corporation controlled by Charles F. McWhorter, Jr., a principal shareholder of the Company (L.W. Group and CMAC are collectively referred to herein as the "Franchisees"), in January 1996 and March 1997, respectively. L.W. Group's Development Agreement provides for it to develop a specified number of Logan's Roadhouse restaurants in certain counties of Arkansas, Oklahoma and Texas. CMAC's Development Agreement provides for it to develop a specified number of Logan's Roadhouse restaurants in the states of North Carolina and South Carolina, as well as Augusta, Georgia. L.W. Group operates two Logan's Roadhouse restaurants in Edmond, Oklahoma and Oklahoma City, Oklahoma. CMAC opened its first restaurant in Greenville, South Carolina in July 1997.

         Each Development Agreement requires the Franchisees to locate sites for and develop a specified number of Logan's Roadhouse restaurants within specified geographic areas. Under the terms of each Development Agreement, the Franchisees are required to open a specified number of restaurants during scheduled intervals, and management of the Company has the right to approve each restaurant site. Each Franchisee is required to enter into individual franchise agreements for each Logan's Roadhouse restaurant it develops. Each Development Agreement prohibits the Franchisees and their principals from owning, operating or assisting other restaurants with menus or methods of operation similar to those of Logan's Roadhouse restaurants that are located within the geographic area covered by the Development Agreement. The initial terms of the Development Agreements with L.W. Group and CMAC expire on December 31, 2000 and March 31, 2002, respectively, subject to automatic renewal for an additional five years following such initial term, provided the Franchisees have satisfied the development schedule specified in their respective Development Agreements. The Company has the right to purchase all of the outstanding stock of L.W. Group and CMAC beginning in January 2001 and April 2002, respectively, upon the occurrence of specified events on the terms and conditions as set forth in their respective Development Agreements. The Franchisees could lose their exclusive development rights under their respective Development Agreements if they fail to meet the performance and other requirements specified in the Development Agreements or the Franchise Agreements.

         The Company is obligated to provide a three week training program for a fee ranging from $45,000 to $55,000 per restaurant during which certain of the Franchisees' personnel are educated and instructed at the Franchisees' restaurant in all aspects of the Company's system of operations. The course begins approximately one week prior to the opening of the Franchisees' restaurant and ends approximately two weeks after such opening. Pursuant to the terms of the Franchise Agreement, additional training by the Company's training crew may be conducted at the Franchisees' restaurant upon request. The Franchisees are responsible for all expenses incurred by its personnel while in training, including travel and living expenses.

         The Franchise Agreements require the Franchisees to pay an initial $30,000 non-refundable franchise fee and a monthly royalty fee of 3.0% of gross sales. The Company currently requires L.W. Group and CMAC to contribute 0.5% of gross sales to the Company's general advertising account and may require the Franchisees to contribute up to 1.0%. In addition, the Company may require the Franchisees to expend on an annual basis up to 3.0% of gross sales for local promotional activities, subject to the approval of the Company. In 1997, L.W. Group paid the Company total royalty fees of approximately $146,000, and CMAC paid the Company $30,000 for the initial non-refundable franchise fee in connection with the restaurant opened in South Carolina and total royalty fees of approximately $28,000.

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

EMPLOYEES

         As of March 1, 1998, the Company employed approximately 2,950 people, of whom 32 are executive and administrative personnel, 195 are restaurant management personnel (including trainees) and the remainder are hourly restaurant personnel. Many of the Company's hourly restaurant employees work part-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

         Approximately 11.3% of the Company's net restaurant sales were attributable to the sale of alcoholic beverages in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

         The failure of a restaurant to obtain or retain liquor or food service licenses would have a material adverse effect on the restaurant's operations. To reduce this risk, each Company restaurant is operated in accordance with procedures intended to assure compliance with applicable codes and regulations.

         The Company is subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing $1.0 million comprehensive general liability insurance, as well as excess liability coverage of $20.0 million per occurrence, with no deductible.

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

ITEM 2. PROPERTIES

         The Company currently operates 29 Company-owned restaurants, all of which are freestanding facilities. The following table sets forth certain information with respect to the Company's existing Logan's Roadhouse restaurants:



                                                     SEATING        RESTAURANT SIZE       PROTOTYPE OR         OWNED
OPENING DATE    LOCATION                             CAPACITY       APPROX. SQ. FT.         RENOVATED        OR LEASED
------------    --------                             --------       ---------------       ------------       ---------
August 1991     Lexington, KY                           269             7,350               Renovated         Leased
August 1992     Nashville, TN                           272             7,100               Renovated         Leased
                   Hickory Hollow)
July 1993       Nashville, TN (Rivergate)               290             7,350               Renovated         Leased
May 1994        Clarksville, TN                         292             7,800               Prototype         Owned
July 1994       Jackson, TN                             292             7,800               Prototype         Owned
January 1995    Murfreesboro, TN                        292             7,800               Prototype         Owned
May 1995        Brentwood/Franklin, TN                  292             7,800               Prototype         Owned
                   (Cool Springs)
June 1995       Paducah, KY                             286             8,300               Renovated         Leased
November 1995   Chattanooga, TN                         292             7,800               Prototype         Owned
January 1996    Clarksville, IN                         292             7,800               Prototype         Owned
June 1996       Johnson City, TN                        292             7,800               Prototype         Owned
June 1996       Florence, AL                            292             7,800               Prototype         Owned
August 1996     Columbus, GA                            299             8,400               Renovated         Owned
October 1996    Knoxville, TN                           292             7,800               Prototype         Leased
December 1996   Barboursville, WV                       292             7,800               Prototype         Leased
January 1997    Evansville, IN                          292             7,800               Prototype         Leased
February 1997   Tuscaloosa, AL                          292             7,800               Prototype         Owned
February 1997   Memphis, TN                             292             7,800               Prototype         Owned
April 1997      Athens, GA                              292             7,800               Prototype         Owned
April 1997      Macon, GA                               292             7,800               Prototype         Owned
June 1997       Louisville, KY                          292             7,800               Prototype         Leased
June 1997       Cookeville, TN                          292             7,800               Prototype         Owned
August 1997     Nashville, TN                           292             7,800               Prototype         Leased
November 1997   Baton Rouge, LA                         292             7,800               Prototype         Leased
January 1998    Lafayette, LA                           292             7,800               Prototype         Leased
January 1998    Birmingham, AL                          292             7,800               Prototype         Leased
February 1998   Alexandria, LA                          292             7,800               Prototype         Owned
March 1998      Huntsville, AL                          292             7,800               Prototype         Owned
March 1998      Lake Charles, LA                        292             7,800               Prototype         Owned


         The cost of developing the Company's prototype Logan's Roadhouse restaurant is estimated to range from $2.0 million to $2.6 million, including $900,000 for building costs, $400,000 for equipment costs and $175,000 for preopening costs. Land acquisition costs, including site preparation, are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of development for a new restaurant will not include land acquisition costs if the property is leased rather than purchased. Although the Company plans to continue its growth and expansion strategy of purchasing real property on which to develop its restaurants, the Company will also continue to lease properties in certain locations. Management believes the Company's restaurant facilities are adequately covered by insurance.

         The Company's executive offices are located in approximately 10,800 square feet of space in Nashville, Tennessee, under a lease expiring in 1999. Management believes that the rent payable for this space does not exceed the fair market value of comparable properties. Management believes these arrangements are adequate for the Company's current uses and anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

         On February 11, and May 28,1997, respectively, Kenneth F. Payne and Joseph H. Cook filed lawsuits against the Company in the United States District Court for the Middle District of Tennessee, Nashville Division. Messrs. Payne and Cook each claim that the Company terminated his employment because he refused to participate in, or remain silent about, and reported certain improper or inappropriate activities allegedly engaged in by the Company in violation of the Fair Labor Standards Act and the Tennessee Whistle Blower Statute. The Company denies their allegations and contends that their respective terminations were based upon legitimate business reasons and that it has not engaged in any improper activities. In addition, Charles Keith Olivier filed a class action lawsuit against the Company on May 28,1997 in the United States District Court for the Middle District of Tennessee, Nashville Division, as amended on September 9, 1997 to include another class represented by Gerald A. Jacobs. Each of Mr. Olivier and Mr. Jacobs claims on behalf of himself and all others similarly situated that the Company engaged in certain improper activities in violation of the Fair Labor Standards Act and the Tennessee Whistle Blower Statute. Each of Messrs. Payne, Cook, Olivier and Jacobs is seeking to recover an unspecified amount of damages for loss of income, loss of future income, loss of enjoyment of life, medical costs, pain and suffering and emotional distress. They also are seeking to recover liquidated damages under the Fair Labor Standards Act and punitive damages. The Company believes it has meritorious defenses against such claims and will vigorously defend itself. At this time, the Company believes that the lawsuits will not exceed the limits of available insurance coverage or have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended December 28, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

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

                                                            HIGH            LOW
                                                            ----            ---
1996
First Quarter...........................................   $19.17         $11.00
Second Quarter..........................................    23.50          16.50
Third Quarter...........................................    24.00          15.50
Fourth Quarter..........................................    23.50          17.00

1997
First Quarter...........................................    28.00          18.00
Second Quarter..........................................    25.75          14.25
Third Quarter...........................................    28.13          23.63
Fourth Quarter..........................................    25.00          13.75

1998
First Quarter (through March 25, 1998)..................    23.50          14.00


         Except as otherwise specified, all share amounts and share price information in this report reflect the three-for-two stock split effected as a stock dividend on June 5, 1996.

         On March 25, 1998, the last reported sale price for the Common Stock on the Nasdaq National Market was $22.50 per share. The Company estimates that as of March 20, 1998, there were approximately 140 holders of record of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following table sets forth selected financial data of the Company and Predecessor as of and for the fiscal years ended December 28, 1997, December 29, 1996, December 31, 1995, December 25, 1994 and December 26, 1993. The
financial data for 1993, 1994, and in 1995 through July 25, 1995 included herein are those of the Predecessor. The financial data since July 26, 1995 included herein are those of the Company. The assets and liabilities transferred from the Predecessor to the Company were at the amounts recorded in the accounts of the Predecessor. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and the related Notes thereto appearing elsewhere herein.



                                                                          FISCAL YEARS (1)
                                                ---------------------------------------------------------------
                                                   1997        1996          1995        1994            1993
                                                 -------     -------       -------     -------          ------
STATEMENT OF EARNINGS DATA:
Net restaurant sales....................         $66,530     $41,044        $27,900     $15,005          $8,810
Cost of restaurant sales:
   Food and beverage....................          21,884      13,662          9,953       5,336           3,269
   Labor and benefits...................          18,583      11,212          7,506       4,060           2,476
   Occupancy and other costs............           9,549       5,974          4,594       2,691           1,701
   Depreciation and amortization........           3,598       1,870            990         384             266
General and administrative expenses.....           3,568       2,449          1,728         777             454
                                                --------     -------        -------     -------          ------
     Total costs and expenses...........          57,182      35,167         24,771      13,248           8,166
                                                --------     -------        -------     -------          ------
       Income from operations...........           9,348       5,877          3,129       1,757             644
Other income (expense):
   Interest, net........................             601         309           (178)       (142)            (95)
   Franchise income.....................             204         125             --          --               -
                                                --------     -------        -------     -------          ------
                                                     805         434           (178)       (142)            (95)
                                                --------     -------        -------     -------          ------
       Earnings before income taxes (2).          10,153       6,311          2,951       1,615             549

Income tax expense (2)..................           3,518       2,162          1,046         572             191
                                                 -------     -------        -------     -------          ------
       Net earnings (2).................         $ 6,635     $ 4,149        $ 1,905     $ 1,043          $  358
                                                 =======     =======        =======     =======          ======
Net earnings per share(2)(4):
   Basic................................         $  1.02     $  0.73        $  0.50     $  0.34          $ 0.11
                                                 =======     =======        =======     =======          ======
   Diluted..............................         $  0.99     $  0.71        $  0.50     $  0.34          $ 0.11
                                                 =======     =======        =======     =======          ======
Weighted average shares outstanding (3)(4):
   Basic................................           6,505       5,652          3,775       3,068           3,068
   Diluted..............................           6,726       5,826          3,834       3,068           3,068
BALANCE SHEET DATA:
Total assets............................         $78,523     $45,459        $19,869     $ 4,036          $1,350
Long-term debt, less current portion....              --          --          1,418         283             168
Capitalized lease obligations, less current
   portion..............................              --          --            522         704             437
Total partners' equity (deficit) or
   shareholders' equity.................          71,625      40,002         15,055         817             (79)

----------------
(1) For accounting purposes, the Company has adopted a 52/53 week fiscal year ending on the last Sunday in December.
(2) Prior to the IPO on July 26, 1995, the Predecessor operated the Company's restaurants as a general partnership and was not subject to corporate income taxes. Pro forma adjustments have been made to earnings for 1995 and prior years to give effect to federal and state income taxes as though the Company had been subject to corporate income taxes for the periods presented.
(3) Shares outstanding give effect to the Reorganization as if it occurred as of the beginning of 1993. See "Business - History and Reorganization."
(4) All earnings per share data has been restated to reflect the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the three-year period ended December 28, 1997. As of this date, the Company had 24 Logan's Roadhouse restaurants in operation. The following table reflects the growth in number of restaurants over the three year period.


           RESTAURANTS                            1997        1996       1995
           -----------                            ----        ----       ----
           In operation, beginning of year         15           9          5
           Newly opened                             9           6          4
                                                  ---         ---        ---
           In operation, end of year               24          15          9
                                                  ===         ===        ===
           Under construction, end of year          5           4          2
                                                  ===         ===        ===

         Net restaurant sales include a combination of food and beverage sales and are net of applicable state and city sales taxes. For restaurants open the full fiscal year of 1997, approximately 31% of net restaurant sales occurred in the first quarter (16 weeks) compared to a range of 22% to 23% of net restaurant sales in each of the other three quarters consisting of 12 weeks each.

         Cost of restaurant sales includes expenses occurring at the unit level that are directly associated with restaurant activities such as food and beverage costs, labor and benefits, occupancy costs, and depreciation and amortization.

         Food and beverage costs primarily consist of the costs of beef, chicken, ribs, seafood, produce and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of roasted peanuts, which are complimentary to all customers, is included in this category. Various factors beyond the Company's control, including adverse weather and natural disasters, may cause periodic fluctuations in food costs. Generally, these temporary increases are absorbed by the Company and not passed on to customers; however, management has previously adjusted menu prices to compensate for increased costs of a more permanent nature. In February 1997 the Company implemented an overall 1.5% menu price increase.

         Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes, workers' compensation, various health, life and dental programs, vacations and sick pay. Generally, when a new restaurant opens, the Company incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30 to 60 day post-opening period, hourly labor schedules are gradually adjusted according to sales volume to provide maximum efficiency.

         Occupancy and other costs and expenses at the restaurant level are primarily fixed in nature and generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

         Depreciation and amortization expense includes depreciation on property and equipment recorded on a straight-line basis over an estimated useful life and amortization of a new restaurant's preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized over 12 months commencing with a restaurant's opening. As of December 28, 1997, the amount of preopening costs, net of amortization, on the Company's balance sheet was $923,000.

         General and administrative expenses include all corporate and administrative functions that serve to support the existing restaurant base and provide the infrastructure for future growth. Management, supervisory and staff salaries, employee benefits, data processing, training, rent and legal and shareholder relations are the major items of expense in this category.

         Interest income is derived from excess funds invested in short-term interest-bearing taxable and non-taxable securities. Interest expense in prior years includes costs and expenses associated with various debt-financed capital expenditures and capitalized financing leases. Franchise income consists of an initial $30,000 franchise fee and a monthly royalty of 3% of gross sales. As of December 28, 1997, three franchised Logan's Roadhouse restaurants were in operation.

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

         The following section should be read in conjunction with Selected Financial Data and the Company's Financial Statements and Notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth certain income statement data as a percentage of net restaurant sales for the fiscal years indicated:

                                               1997          1996         1995
                                               ----          ----         ----
Net restaurant sales                           100.0%        100.0%       100.0%
Costs and expenses:
   Food and beverage                            32.9          33.3         35.7
   Labor and benefits                           27.9          27.3         26.8
   Occupancy and other                          14.4          14.6         16.5
   Depreciation and amortization                 5.4           4.5          3.6
   General and administrative                    5.3           6.0          6.2
                                               -----         -----        -----
Total operating costs and expenses              85.9          85.7         88.8
                                                ----         -----        -----
   Operating income                             14.1          14.3         11.2
Other income (expense), net                      1.2           1.1         (0.6)
                                               -----         -----        -----
   Earnings before income taxes                 15.3          15.4         10.6
Income taxes                                     5.3           5.3          3.8
                                               -----         -----        -----
   Net earnings                                 10.0%         10.1%         6.8%
                                               =====         =====        =====


Fiscal Year Ended December 28, 1997 Compared to Fiscal Year Ended December 29, 1996

         Net restaurant sales increased $25.5 million or 62.1% to $66.5 million in 1997 from $41.0 million in 1996. The Company had 24 restaurants in operation during 1997 compared to 15 in 1996. The 62.1% growth in sales is attributable to the opening of nine new restaurants in 1997. Same store sales declined by 1.7% during 1997, primarily as a result of two units experiencing increased competition. A 1.5% menu price increase was implemented on February 1, 1997. Alcoholic beverage sales accounted for 11.3% and 11.9% of net restaurant sales for 1997 and 1996, respectively. Management attributes the decrease in alcoholic beverage sales as a percentage of net restaurant sales to a continued increase in the Company's lunch sales and a resulting decrease in liquor sales as compared to net restaurant sales.

         Food and beverage costs as a percentage of net restaurant sales decreased to 32.9% in 1997 from 33.3% in 1996. Management attributes the overall 0.4% decline to lower produce, cheese and dairy prices. In addition, increases in other food and beverage items were partially offset by a 1.5% menu price increase in February 1997. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for 1997 may not be indicative of results to be expected in future years.

         Labor and benefits increased $7.4 million or 65.7% to $18.6 million in 1997 from $11.2 million in 1996, primarily as a result of opening nine restaurants in 1997. Labor and benefits, expressed as a percentage of net restaurant sales, increased to 27.9% in 1997 from 27.3% in 1996. This increase is primarily attributable to the opening of nine new restaurants during 1997 and the associated high labor costs normally incurred. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30 to 60 day post-opening period, labor schedules are gradually adjusted to provide increased efficiency with existing sales volume.

         Occupancy and other costs increased $3.5 million or 59.8% to $9.5 million in 1997 from $6.0 million in 1996, primarily as a result of operating with a larger restaurant base in 1997. As a percentage of net sales, occupancy and other costs declined 0.2% to 14.4% in 1997 from 14.6% in 1996. The slight decline in this category is primarily attributable to overall improved cost controls.

         Depreciation and amortization expense increased $1.7 million or 92.4% to $3.6 million in 1997 from $1.9 million in 1996. As a percentage of net restaurant sales, depreciation and amortization increased 0.9% to 5.4% in 1997 from 4.5% in 1996. These increases are primarily the result of increased depreciation and amortization resulting from the opening of nine new restaurants during 1997.

         General and administrative expenses increased $1.2 million or 45.7% to $3.6 million in 1997 from $2.4 million in 1996. This increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of operations, training, recruiting and accounting. Most of the staff additions were made during the fourth quarter of 1997 in preparation for the Company's expected growth in 1998. As a percentage of net restaurant sales, general and administrative expenses declined to 5.3% in 1997 from 6.0% in 1996. Because of the Company's expansion plans and the new corporate staff additions, management expects these expenses to continue to increase during 1998 in absolute dollars, and expects an increase to at least 6.0% of net restaurant sales.

         Net interest income (interest income minus interest expense) from cash, cash equivalents and investments increased $293,000 or 94.7% to $601,000 in 1997 from $308,000 in 1996. In July 1997, the Company completed a public equity offering whereby 1,100,000 shares of Common Stock were sold. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. Because the offering resulted in higher levels of invested cash, the Company generated increased interest income from its various taxable and non-taxable investments.

         The Company's third franchised restaurant was opened in Greenville, South Carolina in July 1997. In connection with the opening, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. In addition, total royalty fees of $174,000 were received during the year from the Company's three franchised restaurants.

         The effective tax rates for 1997 and 1996 were 34.6% and 34.3%, respectively. The slight increase in the 1997 tax rate to 34.6% is attributable to a decline in tax-exempt interest income during 1997.

         As a result of the factors discussed above, net earnings in 1997 increased 59.9% to $6.6 million or 10.0% of net sales from $4.1 million or 10.1% of net sales in 1996. Earnings per share (diluted) increased $0.28 or 39.4% in 1997 to $0.99 from $0.71 in 1996 with a 15.4% increase in weighted average shares of Common Stock outstanding.

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

         Labor and benefits increased $3.7 million or 49.4% to $11.2 million in 1996 from $7.5 million in 1995, primarily as a result of opening six restaurants in 1996. Labor and benefits, expressed as a percentage of net restaurant sales, increased to 27.3% in 1996 from 26.8% in 1995. This increase is primarily attributable to the opening of six new restaurants during 1996 and the associated high labor costs normally incurred. Generally, when a new restaurant opens, management budgets and incurs labor costs approximately 15% higher than normal to accommodate the initial increased business and to ensure a high level of food quality and service to its customers. As the new staff gains experience over a 30 to 60 day post-opening period, labor schedules are gradually adjusted to provide maximum efficiency with existing sales volume.

         Occupancy and other costs increased $1.4 million or 30.1% to $6.0 million in 1996 from $4.6 million in 1995, primarily as a result of operating with a larger restaurant base in 1996. As a percentage of net sales, occupancy and other costs declined 1.9% to 14.6% in 1996 from 16.5% in 1995. In connection with the Company's initial public offering of Common Stock in July 1995, the Company purchased for $6.1 million all of the real property and improvements on three of its restaurant sites and all of the improvements on two of its restaurant sites. Such real property and improvements previously had been leased. Accordingly, rent expense has significantly declined since July 1995.

         Depreciation and amortization expense increased $879,000 or 88.7% to $1.9 million in 1996 from $990,000 in 1995. As a percentage of net sales, depreciation and amortization expense represented 4.5% and 3.6%, respectively, for 1996 and 1995. The increase is primarily the result of the aforementioned purchase of five leased facilities and of increased depreciation and amortization resulting from the opening of six new restaurants during 1996.

         General and administrative expenses increased $721,000 or 41.8% to $2.4 million in 1996 from $1.7 million in 1995. As a percentage of net restaurant sales, general and administrative expenses declined slightly to 6.0% in 1996 from 6.2% in 1995.

         Net interest income (interest income minus interest expense) from cash and cash equivalents amounted to $308,000 in 1996 as compared to $178,000 of net interest expense in 1995. On April 10, 1996, the Company completed a public equity offering whereby 1,293,750 shares of Common Stock were sold, with net proceeds amounting to approximately $20.8 million. From the net proceeds, the Company repaid all of the then outstanding debt. Accordingly, since April 1996 the Company has incurred no interest expense and generated interest income from its various taxable and non-taxable investments.

         The Company's first two franchised restaurants were opened in Edmond and Oklahoma City, Oklahoma in May and November, 1996, respectively. In connection with both openings, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. In addition, total royalty fees of $65,000 were received during the year from both franchised restaurants.

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

         As a result of the factors discussed above, net earnings in 1996 increased 117.8% to $4.1 million or 10.1% of net sales from $1.9 million or 6.8% of net sales in 1995. Earnings per share (diluted) increased $0.21 or 42.0% in 1996 to $.71 from $.50 in 1995 with a 52.0% increase in weighted average shares of Common Stock outstanding.

IMPACT OF INFLATION

         The impact of inflation on food, labor, equipment, land and construction costs could affect the Company's operation. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. In addition, the Company is required to pay property taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants. Management believes that inflation has had no significant effect on costs during the last two years, primarily because the largest single item of expense, food costs, has remained relatively stable during the period.

NEW ACCOUNTING PRONOUNCEMENT

         The finalization of a proposed Statement of Position (SOP) by the AICPA Accounting Standards Executive Committee (AcSEC), Reporting on the Costs of Start-Up Activities, is expected during 1998 and is expected to be effective for financial statements issued for fiscal years beginning after December 15, 1998. The proposed SOP requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. Assuming this SOP is issued in its current form and on its expected effective date, the Company will recognize by no later than the first quarter of 1999, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized pre-opening costs at the date of adoption.

YEAR 2000 COMPLIANCE

         As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. While the Company has developed a plan to ensure that its software applications and programs are Year 2000 compliant, there can be no assurance that such plan will be implemented in a timely and effective manner or that coding errors or other defects will not be discovered after its implementation. Also, the Company has not initiated formal communications with any of its significant food product suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although management does not believe the Year 2000 issues will have a material adverse effect on the Company's business or financial condition, any Year 2000 compliance problem of the Company or its food product suppliers could result in such a material adverse effect.

QUARTERLY FINANCIAL AND RESTAURANT OPERATING DATA

         The following is a summary of certain unaudited quarterly results of operations for each of the last three fiscal years. For financial reporting purposes, the first quarter consists of 16 weeks, with the second, third and fourth quarters each consisting of 12 weeks (13 weeks in the fourth quarter of 1995 because it was a 53 week year):

                                                 FIRST          SECOND          THIRD         FOURTH
                                                QUARTER         QUARTER        QUARTER        QUARTER         TOTAL
                                                -------         -------        -------        -------         -----
                                                                     (dollars in thousands)
FISCAL YEAR ENDED DECEMBER 28, 1997:
Net restaurant sales                            $17,896          $15,966       $16,074        $16,594        $66,530
Net earnings                                    $ 1,619          $ 1,572       $ 1,720        $ 1,725        $ 6,636
Restaurants in operation, end of quarter             20               22            23             24             24

FISCAL YEAR ENDED DECEMBER 29, 1996:
Net restaurant sales                            $10,905           $9,077       $10,139        $10,923        $41,044
Net earnings                                    $   858           $  981       $ 1,091        $ 1,219        $ 4,149
Restaurants in operation, end of quarter             10               12            14             15             15

FISCAL YEAR ENDED DECEMBER 31, 1995:
Net restaurant sales                             $6,857           $6,400        $6,891         $7,752        $27,900
Pro forma net earnings(1)                        $  420           $  350        $  530         $  605        $ 1,905
Restaurants in operation, end of quarter              6                8             8              9              9


----------------
(1) Reflects pro forma adjustments for income taxes as if the Company had been a corporation prior to July 26, 1995, instead of a partnership that was not subject to federal and state income taxes.

         Management believes there is a small degree of seasonality to the business, with average weekly sales being slightly lower in the winter months. Because the Company's first fiscal quarter consists of 16 weeks, however, the effect of such seasonality is not necessarily reflected in the Company's quarterly financial results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         In July 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. The Company plans to use the proceeds, together with cash on hand, cash flow from operations and lease financing, to open 13 or 14 new restaurants during 1998, of which five restaurants have already opened. For additional liquidity, the Company has available a $2.5 million revolving credit facility with a local bank. As of the date hereof, there were no borrowings outstanding. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, which may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that new restaurants will be operated profitably.

         During the three-year period presented in the table below, the Company's single largest use of funds has been for capital expenditures consisting of land, building, equipment and preopening costs associated with its restaurant expansion program. The principal sources of capital to fund such expenditures have been (i) cash provided by operations and (ii) net proceeds from equity offerings. The following table provides certain information regarding the Company's sources and uses of capital for the periods presented.

                                               1997           1996          1995
                                               ----           ----          ----
                                                         (in thousands)
Cash flows from operations...............   $  8,915       $  7,302      $  3,011
Capital expenditures.....................    (19,296)       (18,146)      (13,886)
Net proceeds from public offerings.......     24,566         20,733        13,048
Net borrowings (repayments)..............         --         (2,579)          529


         Cash flows provided by operations and proceeds from public equity offerings represent the Company's primary sources of liquidity and capital. The substantial growth of the Company over the period has not required significant additional working capital. Sales are predominantly cash, and the business does not require significant additional working capital, receivables or inventories. In addition, it is common to receive trade credit for the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

         The Company prefers to own rather than lease its restaurant facilities when possible. The cost of developing the Company's prototype Logan's Roadhouse restaurant is estimated to range from $2.0 to $2.6 million, including $900,000 for building costs, $400,000 for equipment costs and $175,000 for preopening costs. Land acquisition costs, including site preparation, are the most variable development costs and are estimated to range between $500,000 and $1.1 million. The cost of development of a new restaurant will not include land acquisition costs if the property is leased rather than purchased.

         Capital expenditures and preopening costs for 1998 are estimated to range from approximately $27.1 million to $29.4 million for the development of 18 or 19 new restaurants of which 13 or 14 are expected to be opened in 1998 depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors. In addition, the Company plans to spend approximately $500,000 in 1998 to renovate and replace equipment in existing restaurants.

         Management believes that the available cash and investments (including an unused $2.5 million bank line of credit) and cash provided from operations, will be sufficient to fund the Company's expansion plans through 1998. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

         In order to provide any additional funds necessary to pursue the Company's growth strategy, the Company may incur, from time to time, additional short and long-term indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

RISK FACTORS

         This Annual Report on Form 10-K and other information that is provided by the Company contain forward-looking statements including those regarding the opening of additional restaurants, planned capital expenditures, the adequacy of the Company's capital resources and other statements regarding trends relating to various revenue and expense items. These statements are subject to a number of risks and uncertainties beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These important risks and uncertainties include, but are not limited to, the following:

Expansion Risks; Need for Additional Financing

         The Company's continued growth depends on its ability to locate and open new restaurants and to operate such restaurants profitably. Some of the Company's new restaurants may be opened in geographic markets in which the Company has limited or no previous operating experience. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that these new restaurants will be operated profitably.

         In pursuing its growth strategy, the Company may incur, from time to time, short-term and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. If the Company incurs substantial indebtedness after this offering and becomes highly leveraged, the Company's ability to obtain additional financing for working capital, capital expenditures or other purposes could be impaired and a substantial portion of the Company's cash flow from operations could be used to cover debt service, limiting the Company's ability to withstand competitive pressures and economic downturns and increasing the risk of acceleration of maturity, default and loss of security pursuant to the terms of such indebtedness.

Small Restaurant Base

         The Company currently operates 29 Logan's Roadhouse restaurants, 11 of which have been open for less than one year. Consequently, the sales and earnings achieved to date by these Logan's Roadhouse restaurants may not be indicative of future operating results. Moreover, because of the relatively small number of restaurants currently operated by the Company, poor operating results at a small number of restaurants could negatively affect the profitability of the entire Company. An unsuccessful new restaurant or unexpected difficulties encountered during expansion could have a greater adverse effect on the Company's results of operations than would be the case in a restaurant company with more restaurants. In addition, the Company leases 11 of its restaurants. Each lease agreement provides that the lessor may terminate the lease if the Company defaults in payment of any rent or taxes, breaches any covenants or agreements or is adjudicated bankrupt. Termination of any of the Company's leases pursuant to such terms could adversely affect the Company's results of operations.

Geographic Concentration of Company-Owned Restaurants

         The Company's existing restaurants are located in Alabama, Georgia, Indiana, Kentucky, Louisiana, Tennessee and West Virginia, and the Company plans to expand in the Southeast, Midwest and Mid-Atlantic. Additionally, the Company's three franchised restaurants are located in Oklahoma and South Carolina. As a result, the Company's results of operations may be materially affected by the economies of these states and other geographic regions in which the Company's restaurants are located. There can be no assurance that the Company will be able to operate restaurants profitably in new markets.

Changes in Food and Other Costs; Supply Risks

         The profitability of the Company is significantly dependent on its ability to anticipate and react to changes in food, labor, employee benefits and similar costs over which the Company has no control. Specifically, the Company also is dependent on frequent deliveries of produce and fresh beef, with the cost of fresh beef representing approximately 12% of the Company's net food sales in 1997. As a result, the Company is subject to the risk of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of such items. While in the past management has been able to anticipate and react to changing costs through its purchasing practices or menu price adjustments without a material adverse effect on profitability, there can be no assurance that it will be able to do so in the future.

Competition

         Competition in the restaurant industry is intense. Logan's Roadhouse restaurants compete with mid-priced, full-service, casual dining restaurants primarily on the basis of quality, atmosphere, location and value. Moreover, other restaurants operate with concepts that compete for the same casual dining customers as the Company, with the number of casual dining restaurants emphasizing steaks substantially increasing in recent years. In addition to existing traditional steakhouse restaurants, the Company expects to face competition from new entries into the steakhouse segment of the restaurant industry. The Company also competes with other restaurants and retail establishments for quality sites.

         Many of the Company's competitors are well established and have substantially greater financial, marketing and other resources than the Company. Regional and national restaurant companies recently have expanded their operations in the current and anticipated market areas of the Company. There can be no assurance that the expansion of these well-financed chains in these market areas will not adversely affect the Company's results of operations.

Restaurant Industry Risks

         The restaurant business is affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of an experienced management and hourly employees also may adversely affect the restaurant industry in general and the Company's restaurants in particular.

Dependence on Senior Management

         The development of the Company's business has been and will continue to be highly dependent upon the Company's President and Chief Executive Officer, Edwin W. Moats, Jr., its Senior Vice President of Operations, Peter W. Kehayes, its Senior Vice President of Development, Ralph W. McCracken, and its Senior Vice President of Finance and Chief Financial Officer, David J. McDaniel. The loss of the services of any one of the Company's four executive officers could have a material adverse effect upon the Company's business and development.

Government Regulation

         The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages, and health, fire and building codes. Termination of the liquor license for any Logan's Roadhouse restaurant would adversely affect the revenues for the restaurant. Restaurant operating costs also are affected by other government actions that are beyond the Company's control, including increases in the minimum hourly wage requirements, workers' compensation insurance rates and unemployment and other taxes. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new Logan's Roadhouse restaurant. The suspension of, or inability to retain or renew, a license also could interrupt and adversely affect the operations at an existing restaurant.

Franchising

         In January 1996 and March 1997, respectively, the Company entered into agreements with each of L.W. Group, a corporation controlled by Mr. Wachtel, and CMAC, a corporation controlled by Mr. McWhorter, in connection with the franchising of Logan's Roadhouse restaurants in select market areas not in the Company's immediate expansion plans. Pursuant to the terms of such agreements, L.W. Group obtained the exclusive right to develop Logan's Roadhouse restaurants within certain counties of Arkansas, Oklahoma and Texas until December 31, 2000, and CMAC obtained the exclusive right to develop Logan's Roadhouse restaurants within Augusta, Georgia and the states of North Carolina and South Carolina until March 31, 2002. Each agreement is subject to automatic renewal for an additional five-year term upon the satisfaction of certain conditions. Management also is considering other franchising opportunities on a limited basis in areas which are not in the Company's immediate expansion plans and has had preliminary discussions with third parties that could result in the franchising of additional Logan's Roadhouse restaurants. The success of the Company, therefore, may be dependent, in part, upon the successful operation of the Logan's Roadhouse restaurants to be developed by franchisees, including the Franchisees. Any occurrence that creates adverse publicity involving a Logan's Roadhouse restaurant may have an adverse effect upon the Company regardless of whether such event involves a Company-owned or a franchised restaurant.

Volatility of Market Price

         From time to time, there may be significant volatility in the market price of the Common Stock. The Company believes that the current market price of its Common Stock reflects expectations that the Company will be able to continue to operate its restaurants profitably and to develop new restaurants at a significant rate and operate them profitably. If the Company is unable to operate its restaurants as profitably and develop restaurants at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock.

         In addition to the operating results of the Company, changes in earnings estimated by analysts, changes in general conditions in the economy or the financial markets or other developments affecting the Company or its industry could cause the market price of the Common Stock to fluctuate substantially. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons related to their operating performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No disclosure required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements

                                                                              Page
                                                                              ----
         Independent Auditors' Report....................................      F-1

         Balance Sheets at December 28, 1997 and
         December 29, 1996...............................................      F-2

         Statements of Earnings, each of the three years
         ended December 28, 1997, December 29, 1996 and
         December 31, 1995...............................................      F-3

         Statements of Partners' and Shareholders' Equity,
         each of the three years ended December 28, 1997,
         December 29, 1996 and December 31, 1995.........................      F-4

         Statements of Cash Flows, each of the three years
         ended December 28, 1997, December 29, 1996 and
         December 31, 1995...............................................      F-5

         Notes to Financial Statements ..................................      F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         The information regarding the directors of the Company is incorporated by reference to the information contained under the caption "Proposal 1:
Election of Directors" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1998.

Executive Officers

         The information regarding the executive officers of the Company is incorporated by reference to the information contained under the caption "Executive Compensation - Executive Officers of the Company" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1998.

Compliance with Section 16(a) of the Exchange Act

         This information is incorporated by reference to the information contained under the caption "Compliance with Reporting Requirements of the Exchange Act" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference to the information contained under the caption "Executive Compensation" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference to the information contained under the caption "Voting Securities and Principal Holders Thereof" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference to the information contained under the caption "Certain Transactions" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

         (1) Financial Statements: See Item 8 herein.

         (2) Financial Statement Schedules:

         All schedules are omitted, because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto incorporated by reference.

         (3) Exhibits:


    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBITS
    ------          -----------------------
      2        --   Exchange Agreement, dated May 30, 1995, by and among
                    O'Charley's Inc., each of the shareholders of Logan's
                    Management Group, Inc. and the Registrant(1)
      3.1      --   Amended and Restated Charter of the Registrant(1)
      3.2      --   Bylaws of the Registrant(1)



      4.1      --   Section 8 of the Amended and Restated Charter of the
                    Registrant (included in Exhibit 3.1)(1)
      4.2      --   Specimen of Common Stock certificate(1)
     10.1      --   Registrant's 1995 Non-Employee Director Stock Option Plan(2)
     10.2      --   Registrant's 1995 Incentive Stock Plan(2)
     10.3      --   Lease Agreement, dated September 23, 1994, between the
                    Registrant and LaSalle Fund III (executive offices)(1)
     10.4      --   Loan Agreement, dated February 16, 1996, between the
                    Registrant and First American National Bank(3)
     10.5      --   Master Secured Promissory Note, dated February 16, 1996, of the Registrant to First American National Bank(3)
     10.6      --   Letter Agreement, dated August 9, 1995, between the
                    Registrant and Kraft Foodservice, Inc.(3)
     10.7      --   Letter Agreement, dated January 9, 1996, between the
                    Registrant and Coca-Cola Fountain(3)
     10.8      --   Area Development Agreement, dated January 12, 1996, between the Registrant, L.W. Group, Inc. and David K. Wachtel, Jr.(3)
     10.9      --   Form of Franchise Agreement between the Registrant, L.W.
                    Group, Inc. and David K. Wachtel, Jr.(3)
     10.10     --   Area Development Agreement, dated March 17, 1997, between
                    the Registrant, CMAC Incorporated and Charles F. McWhorter, Jr.(4)
     10.11     --   Form of Franchise Agreement between the Registrant, CMAC
                    Incorporated and Charles F. McWhorter, Jr.(4)
     10.12     --   Amended and Restated Employment Agreement, dated January
                    14, 1998, between Edwin W. Moats, Jr. and the Registrant
     10.13     --   Employment Agreement, dated January 14, 1998, between Peter
                    Kehayes and the Registrant
     10.14     --   Employment Agreement, dated January 14, 1998, between Ralph
                    W. McCracken and the Registrant
     10.15     --   Employment Agreement, dated January 14, 1998, between David
                    J. McDaniel and the Registrant
     10.16     --   1998 Executive Bonus Plan
     10.17     --   Sponsorship Agreement, dated February 24, 1998, between the
                    Registrant and Southern Racing Promotions, Inc.
     21        --   Subsidiaries of the Registrant
     23        --   Consent of KPMG Peat Marwick LLP
     27.1      --   Financial Data Schedule for fiscal year ended December 29, 1996
                    (for SEC use only)
     27.2      --   Financial Data Schedule for fiscal year ended December 28, 1997
                    (for SEC use only)

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92976-A).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48015).
(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2570).
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996 (Commission File No. 0-26400).

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

         1. Registrant's 1995 Non-Employee Director Stock Option Plan (filed as Exhibit 10.1)

         2.    Registrant's 1995 Incentive Stock Plan (filed as Exhibit 10.2)

         3. Amended and Restated Employment Agreement, dated January 14, 1998, between Edwin W. Moats, Jr. and the Registrant (filed as
               Exhibit 10.12)

         4. Employment Agreement, dated January 14, 1998, between Peter Kehayes and the Registrant (filed as Exhibit 10.13)

         5. Employment Agreement, dated January 14, 1998, between Ralph W. McCracken and the Registrant (filed as Exhibit 10.14)

         6. Employment Agreement, dated January 14, 1998, between David J. McDaniel and the Registrant (filed as Exhibit 10.15)

         7.    1998 Executive Bonus Plan (filed as Exhibit 10.16)

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the reporting period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1998                 LOGAN'S ROADHOUSE, INC.

                                       By: /s/ Edwin W. Moats, Jr.
                                           ------------------------------------
                                           Edwin W. Moats, Jr.
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                        TITLE(S)                             DATE
----                                        --------                             ----

/s/ Edwin W. Moats, Jr.          Chairman of the Board, President           March 26, 1998
----------------------------     and Chief Executive Officer (principal
Edwin W. Moats, Jr.              executive officer)

/s/ David J. McDaniel            Senior Vice President of Finance,          March 26, 1998
----------------------------     Chief Financial Officer (principal
David J. McDaniel                financial and accounting officer),
                                 Secretary, Treasurer and Director

/s/ Gary T. Baker                Director                                   March 26, 1998
----------------------------
Gary T. Baker

/s/ Jerry O. Bradley             Director                                   March 26, 1998
----------------------------
Jerry O. Bradley

                                 Director                                   March   , 1998
----------------------------
B. Tom Collins

                                 Director                                   March   , 1998
----------------------------
Thomas E. Ervin

/s/ Ted H. Welch                 Director                                   March 26, 1998
----------------------------
Ted H. Welch

                             LOGAN'S ROADHOUSE, INC.
                         (FORMERLY LOGAN'S PARTNERSHIP)

                              Financial Statements

                     December 28, 1997 and December 29, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




The Board of Directors
Logan's Roadhouse, Inc.:


We have audited the accompanying balance sheets of Logan's Roadhouse, Inc. and its predecessor company, Logan's Partnership, as of December 28, 1997 and December 29, 1996, and the related statements of earnings, partners' and shareholders' equity, and cash flows for each of the years in the three-year period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan's Roadhouse, Inc. and its predecessor company, Logan's Partnership, as of December 28, 1997 and December 29, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 1997, in conformity with generally accepted accounting principles.



January 30, 1998

                             LOGAN'S ROADHOUSE, INC.

                                 Balance Sheets

                     December 28, 1997 and December 29, 1996

                            ASSETS                                        1997              1996
                            ------                                        -----             -----
Current assets:
     Cash and cash equivalents                                         $ 6,466,775      $   780,307
     Investments, at amortized cost (note 2)                            17,900,052        7,807,289
     Interest receivable                                                   115,304          148,661
     Accounts receivable                                                   697,319          353,250
     Inventories                                                           471,150          250,582
     Preopening costs                                                      923,225          831,563
     Prepaid expenses and other current assets                             762,185          270,356
                                                                       -----------      -----------

                  Total current assets                                  27,336,010       10,442,008

Investments, at amortized cost (note 2)                                    -              1,253,444
Property and equipment, net (note 3)                                    51,075,003       33,691,774
Other assets                                                               112,198           71,873
                                                                       -----------      -----------

                  Total assets                                         $78,523,211      $45,459,099
                                                                       ===========      ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Accounts payable                                                  $ 2,402,763      $ 2,656,152
     Accrued payroll and related expenses                                1,466,149          883,675
     Deferred revenue                                                      492,804          392,376
     Income taxes payable (note 7)                                         280,458           89,163
     Accrued state and local taxes                                         732,338          488,072
     Deferred income taxes (note 7)                                        332,178          299,800
                                                                       -----------      -----------

                  Total current liabilities                              5,706,690        4,809,238

Deferred income taxes (note 7)                                           1,191,299          648,028
                                                                       -----------      -----------

                  Total liabilities                                      6,897,989        5,457,266

Shareholders' equity (note 6):
     Common stock, $0.01 par value; 15,000,000 shares authorized;
         7,142,418 and 6,013,784 shares issued and outstanding in
         1997 and 1996, respectively                                        71,424           60,138
     Additional paid-in capital                                         60,048,611       35,072,026
     Retained earnings                                                  11,505,187        4,869,669
                                                                       -----------      -----------

                  Total shareholders' equity                            71,625,222       40,001,833
                                                                       -----------      -----------

Commitments and contingencies (notes 4, 5, and 10)

                  Total liabilities and shareholders' equity           $78,523,211      $45,459,099
                                                                       ===========      ===========


See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                             Statements of Earnings

     Years ended December 28, 1997, December 29, 1996, and December 31, 1995

                                                         1997          1996          1995
                                                         -----         -----         -----
Net restaurant sales                                  $66,530,400   $41,044,121   $27,900,234

Costs and expenses (note 8):
     Cost of restaurant sales:
         Food and beverage                             21,884,389    13,661,800     9,953,495
         Labor and benefits                            18,583,426    11,211,976     7,506,094
         Occupancy and other                            9,548,697     5,974,489     4,593,580
         Depreciation and amortization                  3,597,666     1,869,502       990,479
     General and administrative expenses                3,567,647     2,449,029     1,727,660
                                                      -----------   -----------   -----------

                                                       57,181,825    35,166,796    24,771,308
                                                      -----------   -----------   -----------

         Income from operations                         9,348,575     5,877,325     3,128,926

Other income (expense):
     Interest income                                      600,614       378,097        76,451
     Franchise income (note 9)                            204,079       124,742       -
     Interest expense                                        -          (69,606)     (254,411)
                                                      -----------   -----------   -----------

                                                          804,693       433,233      (177,960)
                                                      -----------   -----------   -----------

         Earnings before income taxes                  10,153,268     6,310,558     2,950,966

Income tax expense (note 7)                             3,517,750     2,161,997       909,300
                                                      -----------   -----------   -----------

         Net earnings                                 $ 6,635,518   $ 4,148,561   $ 2,041,666
                                                      ===========   ===========   ===========

Pro forma earnings data (note 1(m)):
     Earnings before income taxes, as reported                                    $ 2,950,966
     Pro forma income taxes                                                         1,045,822
                                                                                  -----------

         Pro forma net earnings                                                   $ 1,905,144
                                                                                  ===========
Net earnings per share (pro forma data for 1995):
     Basic                                            $      1.02   $      0.73   $      0.50
                                                      ===========   ===========   ===========

     Diluted                                          $      0.99   $      0.71   $      0.50
                                                      ===========   ===========   ===========


See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                Statements of Partners' and Shareholders' Equity

     Years ended December 28, 1997, December 29, 1996, and December 31, 1995


                                                                               ADDITIONAL
                                              PARTNERS'         COMMON          PAID-IN            RETAINED
                                               EQUITY           STOCK           CAPITAL            EARNINGS           TOTAL
                                              --------          ------         ----------          --------           -----

Balance at December 25, 1994                $   817,433        $  -           $      -          $     -           $    817,433

     Net earnings                             1,320,558           -                  -              721,108          2,041,666

     Partner distributions                     (852,141)          -                  -                -               (852,141)

     Transfer of partnership equity
         for 3,067,500 shares of
         common stock                        (1,285,850)         30,675          1,255,175            -                   -

     Net proceeds from issuance of
         1,650,000 shares of
         common stock                             -              16,500         13,031,135            -              13,047,635
                                            -----------         -------       ------------      -----------       ------------

Balance at December 31, 1995                      -              47,175         14,286,310          721,108         15,054,593

     Net earnings                                 -                 -                -            4,148,561          4,148,561

     Net proceeds from issuance of
         1,293,750 shares of common
         stock                                    -              12,937         20,760,086            -             20,773,023

     Net proceeds from exercise of
         2,555 stock options and
         related tax benefits                     -                 26             25,630             -                25,656
                                            -----------        --------       -----------       -----------       -----------

Balance at December 29, 1996                      -             60,138         35,072,026         4,869,669        40,001,833

     Net earnings                                 -                 -                -            6,635,518         6,635,518

     Net proceeds from issuance of
         1,100,000 shares of common
         stock                                    -             11,000         24,555,019             -            24,566,019

     Net proceeds from exercise of
         28,634 stock options and
         related tax benefits                     -                286            421,566             -               421,852
                                            -----------        -------        -----------       -----------       -----------

Balance at December 28, 1997                $     -            $71,424        $60,048,611       $11,505,187       $71,625,222
                                            ===========        =======        ===========       ===========       ===========


See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                            Statements of Cash Flows

     Years ended December 28, 1997, December 29, 1996, and December 31, 1995


                                                                            1997                1996               1995
                                                                            -----               -----              -----
Cash flows from operating activities:
     Net earnings                                                       $  6,635,518        $ 4,148,561        $  2,041,666
     Adjustments to reconcile net earnings to net cash provided by operating activities:
              Depreciation and amortization of property
                  and equipment                                            1,912,588           1,054,031            510,800
              Amortization of preopening costs                             1,685,078             815,471            479,679
              Net amortization and (accretion) of premiums and
                  discounts on investment securities                          81,043            (232,352)               -
              Deferred income tax provision                                  575,649             626,628            321,200
              Change in assets and liabilities:
                  Interest receivable                                         33,357            (137,597)           (11,064)
                  Accounts receivable                                       (344,069)           (168,375)          (122,784)
                  Inventories                                               (220,568)            (92,644)           (33,133)
                  Preopening costs                                        (1,776,740)         (1,271,020)          (724,914)
                  Prepaid expenses and other current assets                 (491,829)            (37,568)          (184,500)
                  Other assets                                               (40,325)            (15,856)           (23,272)
                  Due from related parties                                      -                   -                12,117
                  Accounts payable and accrued payroll and related
                      expenses                                               329,085           2,366,303            321,165
                  Deferred revenue                                           100,428             152,417             89,859
                  Income taxes payable                                       191,295              56,117             49,700
                  Accrued state and local taxes                              244,266              37,597            284,623
                                                                        ------------        ------------       ------------

                      Net cash provided by operating activities            8,914,776           7,301,713          3,011,142
                                                                        ------------        ------------       ------------

Cash used by investing activities:
     Additions to property and equipment                                 (19,295,817)        (18,145,511)       (13,885,816)
     Purchases of investments                                            (29,435,362)        (19,000,000)               -
     Proceeds from maturities of investments                              20,515,000          10,171,619                -
                                                                        ------------        ------------       ------------

                      Net cash used by investing activities              (28,216,179)        (26,973,892)       (13,885,816)
                                                                        ------------        ------------       ------------

                             LOGAN'S ROADHOUSE, INC.


                                                                   1997                1996               1995
                                                                   -----               -----              -----
Cash flows from financing activities:
     Net proceeds from issuance of common stock                 $24,566,019          20,773,023         13,047,635
     Net proceeds from exercise of stock options                    421,852               9,002              -
     Proceeds from long-term obligations                             -                    -              2,693,173
     Payments on long-term obligations                               -               (2,579,251)        (2,164,404)
     Partner distributions                                           -                    -               (852,141)
                                                                -----------         -----------        -----------

               Net cash provided by financing activities         24,987,871          18,202,774         12,724,263
                                                                -----------         -----------        -----------

Net increase (decrease) in cash and cash equivalents              5,686,468          (1,469,405)         1,849,589

Cash and cash equivalents at beginning of year                      780,307           2,249,712            400,123
                                                                -----------         -----------        -----------

Cash and cash equivalents at end of year                        $ 6,466,775         $   780,307        $ 2,249,712
                                                                ===========         ===========        ===========

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                     $    -              $    69,606        $   254,411
     Cash paid for income taxes                                 $ 2,696,551         $ 1,416,000        $   538,400
                                                                ===========         ===========        ===========





See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements

                     December 28, 1997 and December 29, 1996




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       (A)    ORGANIZATION
              ------------

              At December 28, 1997, Logan's Roadhouse, Inc. (the Company), operates twenty-four Company-owned restaurants and three franchised restaurants. The Company's concept is intended to offer casual dining customers a relaxed environment that is both lively and entertaining. The Company's restaurants are located in mid-sized metropolitan markets and smaller markets in the Southeastern and Midwestern areas of the United States.

              The Company was formed on March 30, 1995 for the purpose of acquiring the partnership interests of Logan's Partnership (the Predecessor) pursuant to an exchange agreement between the Company and the partners of the Predecessor. Such exchange took place immediately prior to the initial public offering of the Company's common stock on July 26, 1995. The Predecessor commenced operations on August 10, 1992 to own, develop and manage an existing Logan's Roadhouse restaurant and to acquire and develop additional restaurant locations.

              The financial statements for fiscal year 1995 include the operations of the Predecessor for the period December 26, 1994 through July 25, 1995 and the operations of the Company for the period July 26, 1995 through December 31, 1995. The assets and liabilities transferred from the Predecessor to the Company were at the amounts recorded in the accounts of the Predecessor.

              The Company's fiscal year ends on the last Sunday in December. Fiscal years 1997 and 1996 were comprised of 52 weeks and fiscal year 1995 was comprised of 53 weeks.

       (B)    USE OF ESTIMATES
              ----------------

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

       (C)    CASH AND CASH EQUIVALENTS
              -------------------------

              The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.



                                                                (Continued)
                                      F-7

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements



       (D)    INVESTMENTS
              -----------

              Investment securities consist of municipal and corporate debt securities. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

       (E)    INVENTORIES
              -----------

              Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies. The Company maintains its inventory at a level which management believes is sufficient to meet customer sales volume.

       (F)    PREOPENING COSTS
              ----------------

              Preopening costs represent costs incurred prior to a restaurant opening. These costs are capitalized and amortized over a 12-month period commencing the date the restaurant opens.

       (G)    PROPERTY AND EQUIPMENT
              ----------------------

              Property and equipment are stated at cost. Depreciation on property and equipment is calculated on a straight-line method over the following estimated useful lives: building and building improvements - 30 years, and furniture, fixtures and equipment - five to ten years. Leasehold improvements are amortized over the shorter of the asset's estimated useful life or the lease term. Gains or losses are recognized upon the disposal of property and equipment and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance and repairs are charged to costs and expenses as incurred.

                                                                   (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




       (H)    DEFERRED REVENUE
              ----------------

              Deferred revenue consists of gift certificates sold, but unredeemed.

       (I)    ADVERTISING COSTS
              -----------------

              The Company expenses advertising costs as incurred.

       (J)    YEAR 2000
              ---------

              In 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company expenses all costs associated with these systems changes as the costs are incurred. Management believes the impact of the Year 2000 issue will not have a significant impact on the Company's operations or liquidity.

       (K)    FRANCHISE INCOME
              ----------------

              Franchise fees are recognized when the Company's obligated services are substantially performed and the franchisee's restaurant has opened for business. Monthly franchise royalties are recognized on an accrual basis and related costs are expensed when incurred. Franchise expenses are included in general and administrative expenses on the accompanying statements of earnings.

       (L)    INCOME TAXES
              ------------

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

                                                                     (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




       (M)    EARNINGS PER SHARE DATA
              -----------------------

              The Company adopted Statement of Financial Accounting Standards
              (SFAS) No. 128 Earnings Per Share, during the fourth quarter of 1997. Accordingly, all prior period earnings per share data has been restated in accordance with SFAS No. 128. Basic earnings per share data has been computed on the basis of the weighted average number of shares outstanding and diluted earnings per share data has been computed on the basis of the weighted average number of shares outstanding, including stock equivalents, which consist of stock options. The earnings per share data presented in these financial statements for 1995 is pro forma data since it bases the number of shares outstanding for the beginning of the year through July 25, 1995 as the shares received by the partners of the Predecessor pursuant to an exchange agreement and income taxes have been calculated for the same periods assuming the Predecessor was subject to income taxes.

       (N)    FAIR VALUE OF FINANCIAL INSTRUMENTS
              -----------------------------------

              The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 28, 1997 and December 29, 1996. Book value approximates fair value for substantially all of the Company's assets and liabilities which fall under the definition of financial instruments.

       (O)    STOCK OPTION PLAN
              -----------------

              Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


                                                                     (Continued)
                                      F-10

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements



       (P)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF
              -----------------------------------------------------------

              The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement had no impact on the Company's financial position, results of operations, or liquidity.

(2)    INVESTMENT SECURITIES
       ---------------------

       The Company classifies investment securities at December 28, 1997 and December 29, 1996 as held-to-maturity. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and approximate fair values for investment securities by major security type and class at such dates were as follows:

                                                   DECEMBER 28, 1997
                                   --------------------------------------------------
                                                  GROSS        GROSS
                                                UNREALIZED   UNREALIZED
                                    AMORTIZED     HOLDING      HOLDING       FAIR
                                      COST         GAINS        LOSSES       VALUE
                                   -----------  -----------  -----------  -----------
      Held-to-maturity:
         Municipal securities      $ 9,164,691      3,090           -       9,167,781
         Corporate securities        8,735,361       -             (302)    8,735,059
                                   -----------    -------       -------   -----------

                                   $17,900,052      3,090          (302)   17,902,840
                                   ===========    =======       =======   ===========
                                                     DECEMBER 29, 1996
                                   ---------------------------------------------------
                                                  GROSS        GROSS
                                                UNREALIZED   UNREALIZED
                                    AMORTIZED     HOLDING      HOLDING       FAIR
                                      COST         GAINS        LOSSES       VALUE
                                   -----------  -----------  -----------  -----------
      Held-to-maturity:
         Municipal securities      $ 6,558,712    $27,128       $    -     $ 6,585,840
         Corporate securities        2,502,021       -           (5,071)     2,496,950
                                   -----------    -------       -------    -----------

                                   $ 9,060,733    $27,128       $(5,071)   $ 9,082,790
                                   ===========    =======       =======    ===========


                                                                     (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




       Maturities of debt securities are as follows:


                                                           DECEMBER 28, 1997                  DECEMBER 29, 1996
                                                     -----------------------------       ---------------------------
                                                     AMORTIZED            FAIR           AMORTIZED          FAIR
                                                       COST               VALUE             COST            VALUE
                                                     ----------         ----------        ---------       ----------
         Due within one year                         $17,900,052        17,902,840        7,807,289        7,823,725
         Due after one year through five years             -                 -            1,253,444        1,259,065
                                                     -----------        ----------        ---------        ---------

                                                     $17,900,052        17,902,840        9,060,733        9,082,790
                                                     ===========        ==========        =========        =========



(3)    PROPERTY AND EQUIPMENT
       ----------------------

       Property and equipment at December 28, 1997 and December 29, 1996, consist of the following:


                                                            1997            1996
                                                            -----           -----
           Land                                          $14,636,730    $10,126,022
           Building and building improvements             15,750,182     10,422,181
           Furniture, fixtures and equipment              11,126,312      6,873,995
           Leasehold improvements                          9,779,559      5,230,073
           Construction in progress                        3,556,435      2,901,131
                                                         -----------    -----------

                                                          54,849,218     35,553,402
           Less accumulated depreciation                  (3,774,215)    (1,861,628)
                                                         -----------    -----------

                                                         $51,075,003    $33,691,774
                                                         ===========    ===========



(4)    LONG-TERM OBLIGATIONS
       ---------------------

       At December 28, 1997, the Company has a line of credit of $2,500,000 of which the total amount is available and unused.

                                                                     (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




(5)    LEASE COMMITMENTS
       -----------------

       The Company has various leases for its corporate offices and certain restaurant land and buildings under operating lease agreements. Under these leases, the Company pays taxes, insurance and maintenance costs in addition to the lease payments. Certain of these leases (three at December 28, 1997) provide for additional contingent rentals based on a percentage of sales in excess of a minimum rent.

       Future minimum lease payments at December 28, 1997, are as follows:

                                                                     OPERATING
                                                                       LEASES
                                                                       ------
            1998                                                    $ 1,143,132
            1999                                                      1,125,074
            2000                                                        998,400
            2001                                                        998,400
            2002                                                        984,991
            Thereafter                                               10,306,943
                                                                    -----------
            Total minimum rentals                                   $15,556,940
                                                                    ===========


       Rent expense for operating leases for each of the years in the three-year period ending December 28, 1997 is as follows:


                                                  1997        1996          1995
                                                 ------      ------        ------
             Minimum rentals                  $  889,787    $561,469    $  705,220
             Contingent rentals                  119,743     102,846       357,417
                                              ----------    --------    ----------

                                              $1,009,530    $664,315    $1,062,637
                                              ==========    ========    ==========

                                                                     (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements



(6)    SHAREHOLDERS' EQUITY
       --------------------

       (A)    PUBLIC OFFERINGS
              ----------------

              In July 1997, the Company completed an equity offering of 1,100,000 shares of its common stock and received net proceeds of $24,566,019. Management intends to use the net proceeds to develop additional restaurants and improve exiting restaurants. These funds have been invested in marketable income-producing investments, including municipal and corporate obligations, money market funds, mutual funds, and other interest bearing securities.

              In June 1996, the Company distributed a three-for-two stock split effected in the form of a 50% stock dividend on outstanding shares. All common shares and per share data included in the financial statements and footnotes thereto have been restated to reflect the stock split.

              In April 1996, the Company completed a secondary public offering of its common stock in which 1,293,750 shares were sold by the Company for net proceeds of $20,773,023. In addition, 207,000 shares were sold by certain shareholders of the Company. Approximately $2,250,000 of the net proceeds from the offering were used to repay the Company's outstanding bank debt and capital lease obligations. A portion of the net proceeds were used to help fund the development of additional Logan's Roadhouse restaurants during 1996 and the remaining proceeds were invested in various investments consisting of municipal and corporate debt securities. The proceeds from the maturities of the investments are expected to help fund the development of future restaurants.

              In July 1995, the Company completed the initial public offering of its common stock in which 1,650,000 shares were sold by the Company for net proceeds of $13,047,635. In addition, 1,609,500 shares were sold by certain shareholders of the Company. Net proceeds from the offering were used to purchase at appraised value of approximately $6,100,000 all the real property and improvements of three of its restaurant sites which had previously been owned by a partner of the Predecessor and all the improvements on two of its restaurant sites subject to subleases between the Company, as sublessee, and the partner of the Predecessor, as sublessor, pursuant to the terms of the Company's Partnership Agreement. Approximately $1,700,000 of the net proceeds were used to repay the Company's outstanding bank debt and the remaining net proceeds were used to help fund the development of additional Logan's Roadhouse restaurants.

       (B)    STOCK OPTIONS
              -------------

              In May 1995, the Company adopted the Logan's Roadhouse, Inc. 1995 Incentive Stock Plan and the 1995 Non-Employee Director Stock Option Plan. The Company has reserved 722,500 shares of common stock for issuance pursuant to options to be granted under the Incentive Stock Plan. A number of shares equal to 2% of the outstanding shares of common stock currently outstanding have been reserved for the Non-Employee Director Stock Option Plan. As of December 28, 1997, a total of 865,348 shares of common stock have been reserved for both plans. Options are granted at a price not less than fair market value at the date of grant. Non-employee director stock options vest one year from the date of grant, and employee options vest twenty-five percent per year commencing one year from the date of grant.
                                                                    (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




              At December 28, 1997, there were 313,257 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $13.98, $8.24 and $4.72, respectively, on the date of grant using the Black Scholes option-pricing model. The following weighted-average assumptions were used for 1997, 1996 and 1995: expected dividend yield 0%, risk-free interest rate of 6.0% and an expected life of five years. An expected volatility of 60.2% was used for 1997 and 52.3% was used for both 1996 and 1995.

              The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                      1997        1996          1995
                                                      -----       -----         -----
              As reported:
                  Net earnings                     $6,635,518   $4,148,561   $1,905,144
                                                   ==========   ==========   ==========

                  Earnings per share - basic       $     1.02   $     0.73   $     0.50
                                                   ==========   ==========   ==========

                  Earnings per share - diluted     $     0.99   $     0.71   $     0.50
                                                   ==========   ==========   ==========

              Pro forma SFAS No. 123:
                  Net earnings                     $6,005,411   $3,816,704   $1,805,618
                                                   ==========   ==========   ==========

                  Earnings per share - basic       $     0.92   $     0.68   $     0.48
                                                   ==========   ==========   ==========

                  Earnings per share - diluted     $     0.89   $     0.66   $     0.47
                                                   ==========   ==========   ==========


                                                                     (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




              The following table summarizes the transactions pursuant to the Plan for each of the years in the three-year period ended December 28, 1997:


                                                         NUMBER OF   WEIGHTED AVERAGE
                                                          SHARES      EXERCISE PRICE
                                                          -------     --------------
              Outstanding at December 25, 1994               -           $    -
                  Granted                                 328,200        $  9.05
                  Exercised                                  -           $    -
                  Canceled                                    750        $  9.00
                                                          -------        -------

              Outstanding at December 31, 1995            327,450        $  9.05
                  Granted                                 182,350        $ 15.76
                  Exercised                                 3,748        $  9.00
                  Canceled                                 17,663        $  9.00
                                                          -------        -------

              Outstanding at December 29, 1996            488,389        $ 11.50
                  Granted                                 102,400        $ 24.49
                  Exercised                                28,634        $  9.62
                  Canceled                                 10,064        $ 11.53
                                                          -------        -------

              Outstanding at December 28, 1997            552,091        $ 14.04
                                                          =======        =======



              The following table summarizes information about stock options outstanding at December 28, 1997:


                                           Options Outstanding                        Options Exercisable
                                 ---------------------------------------          --------------------------
                                                Weighted
                                                Average                                             Weighted
                                   Number      Remaining          Average          Number            Average
                                Outstanding   Contractual        Exercise        Exercisable        Exercise
        Exercise Price          at 12/28/97      Life              Price         at 12/28/97          Price
     ---------------------------------------------------------------------------------------------------------

      $9.00 to $11.33            303,891         8.10 years       $ 9.28          144,102          $ 9.17
      $15.50 to $19.50           146,600         9.00              16.72           36,650           16.73
      $22.75 to $26.50           101,600        10.00              24.47             -               -
                                 -------        -----             ------          -------          ------

                                 552,091         8.72             $14.04          180,752          $10.70
                                 =======        =====             ======          =======          ======


       (C)    PREFERRED STOCK
              ---------------

              The Company's charter authorizes 5,000,000 shares of preferred stock. At December 28, 1997, no preferred shares have been issued.

                                                                     (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




(7)    INCOME TAXES
       ------------

       No income tax expense is recorded in these financial statements for operations prior to July 26, 1995 since taxes of the Predecessor were the responsibility of the partners.

       Income tax expense for each of the years in the three-year period ended December 28, 1997 consists of the following:

                                                                   STATE AND
                                                         FEDERAL     LOCAL     TOTAL
                                                         -------     -----     -----
            1997:
                Current                                $2,366,445   $575,656  $2,942,101
                Deferred                                  480,678     94,971     575,649
                                                       ----------   --------  ----------

            Total income tax expense from earnings     $2,847,123   $670,627  $3,517,750
                                                       ==========   ========  ==========

            1996:
                Current                                $1,231,168   $304,201  $1,535,369
                Deferred                                  468,355    158,273     626,628
                                                       ----------   --------  ----------

            Total income tax expense from earnings     $1,699,523   $462,474  $2,161,997
                                                       ==========   ========  ==========


            1995:
                Current                                $  476,800   $111,300  $  588,100
                Deferred                                  315,400      5,800     321,200
                                                       ----------   --------  ----------

            Total income tax expense from earnings     $  792,200   $117,100  $  909,300
                                                       ==========   ========  ==========



       Total income taxes for each of the years in the three-year period ended December 28, 1997, are allocated as follows:

                                                    1997           1996       1995
                                                    -----          -----      -----
       Income tax expense from earnings           $3,517,750    $2,161,997   $909,300

       Shareholders equity, tax benefit derived
         from stock options exercised               (146,457)      (16,654)      -
                                                  ----------    ----------   --------

       Total income taxes                         $3,371,293    $2,145,343   $909,300
                                                  ==========    ==========   ========



                                                                     (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements



       Pro forma income tax expense based on earnings before taxes, adjusted for permanent non-deductible amounts, for the year ended December 31, 1995, is as follows:


                Federal                               $  834,244
                State                                    211,578
                                                      ----------

                                                      $1,045,822
                                                      ==========




       The effective rate of income tax expense is 34.6% in 1997, 34.3% in 1996, and 30.8% in 1995. The actual income tax expense differs from the "expected" tax expense (computed by applying U.S. Federal corporate income tax rate of 34% to earnings before taxes) as follows:


                                                                              1997               1996             1995
                                                                             -----              -----             -----
         Computed "expected" tax expense                                  $3,452,111          $2,145,590       $1,003,300
         Increase (deduction) in income tax resulting from:
              Earnings attributable to the partnership                          -                   -            (449,000)
              Adjustment to deferred tax assets and liabilities
                  for change in tax status                                      -                   -             290,000
              State and local income taxes, net of federal
                income tax benefit                                           442,614             305,233           77,300
              Tax exempt interest income                                    (145,920)           (105,591)            -
              Utilization of tax credits                                    (160,719)           (103,031)         (37,400)
              Dividends received                                             (43,812)               -                -
              Other                                                          (26,524)            (80,204)          25,100
                                                                          ----------          ----------       ----------

                    Income tax expense                                    $3,517,750          $2,161,997       $  909,300
                                                                          ==========          ==========       ==========


       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 28, 1997 and December 29, 1996, are as follows:


                                                                             1997        1996
                                                                             -----       -----
         Deferred tax assets:
              Insurance reserve, not yet deductible for tax purposes      $   30,521    $ 24,754
                                                                          ----------    --------

         Deferred tax liabilities:
              Plant and equipment, principally due to differences in
                depreciation and capitalized lease amortization            1,191,299     648,017
              Preopening costs, due to costs in excess of amortization       362,699     324,565
                                                                          ----------    --------

                    Total gross deferred tax liability                     1,553,998     972,582
                                                                          ----------    --------

                    Net deferred tax liability                            $1,523,477    $947,828
                                                                          ==========    ========


                                                                    (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




       The net deferred tax liability is presented in the December 28, 1997 and December 29, 1996 balance sheets as follows:


                                                               1997         1996
                                                               -----        -----
           Current deferred tax liability                   $  332,178    $299,800
           Noncurrent deferred tax liability                 1,191,299     648,028
                                                            ----------    --------

                      Net deferred tax liability            $1,523,477    $947,828
                                                            ==========    ========



(8)    RELATED PARTY TRANSACTIONS
       --------------------------

       During 1995, the Company and Predecessor were involved in certain transactions with a partner of the Predecessor. The partner sold substantially all its stock in the Company in conjunction with the initial public offering. Such transactions included the following:

       (i) Purchase of certain food products and supplies. This agreement was terminated during the fourth quarter of 1995. These purchases totaled $5,701,935 in 1995.

       (ii) Purchase of accounting and administrative services through March 1995. The amount paid for these services totaled approximately $21,300 in 1995.

       (iii) Use of various computer and software services in 1995. The cost of these services was $19,500 in 1995.

       (iv) A 2% monthly guaranty fee based on the outstanding balances of certain capital leases and bank debt. Amounts incurred totaled $27,091 in 1995.

       (v) Leased real estate for the operation of five of its restaurants through July 1995. The leases provided for minimum lease payments and were subject to contingent rentals based on certain achieved sales levels. Basic rentals under these leases totaled approximately $353,000 in 1995, and contingent rentals totaled approximately $241,000 in 1995. In July 1995, as part of the exchange agreement when the Company completed the initial public offering of its common stock, the Company purchased the properties being leased from the related party. Such purchases totaled approximately $6,100,000 and were based on the fair market value of the properties as determined by an independent appraisal.

       As of December 28, 1997 and December 29, 1996, there has been no continued activities between the Company and the former related party.



                                                                    (Continued)
                                      F-19

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements




(9)    FRANCHISING
       -----------

       In January 1996 and March 1997, respectively, the Company entered into franchise agreements with two separate entities controlled by significant shareholders. The agreements provide for the franchising of Logan's Roadhouse restaurants in select market areas which are not in the Company's immediate expansion plans. Pursuant to the terms of such agreements, one franchisee obtained the exclusive right to develop within certain counties of Arkansas, Oklahoma and Texas until December 31, 2000, and the other franchisee obtained the exclusive right to develop within the states of North Carolina and South Carolina and Augusta, Georgia until March 31, 2002. Each agreement is subject to automatic renewal for an additional five-year term upon the satisfaction of certain conditions. The agreements require the franchisee to pay an initial $30,000 franchise fee and a monthly royalty fee of 3% of gross sales. In addition, the Company may require the franchisees to contribute up to 1% of gross sales to the Company's general advertising account and expend on an annual basis up to 3% of gross sales for local promotional activities, subject to the approval of the Company. The Company is obligated to provide a three week training program for a fee ranging from $45,000 to $55,000 per restaurant. The franchisees are responsible for all expenses incurred by its personnel while training, including travel and living expenses. Income relating to the franchise agreements for the fiscal year ended December 28, 1997 and December 29, 1996 was $204,079 and $124,742,
       respectively.

       Management is also considering other franchising opportunities on a limited basis in areas which are not in the Company's immediate expansion plans, and has had preliminary discussions with third parties.

(10)   COMMITMENTS AND CONTINGENCIES
       -----------------------------

       At December 28, 1997, the Company has five restaurants under construction. The remaining costs to complete the construction, including furniture, fixtures, and equipment, are approximately $4,199,000.

       The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those claims will not materially affect the financial position or results of the Company's operations.



                                                                  (Continued)

                             LOGAN'S ROADHOUSE, INC.

                          Notes to Financial Statements



(11)   EARNINGS PER SHARE
       ------------------

       The following is a reconciliation of basic and diluted earnings per share (pro forma data for 1995):

                                                INCOME          SHARES       PER SHARE
                                              (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                              -----------    -------------   ---------
                                               FOR THE YEAR ENDED DECEMBER 28, 1997
                                               ------------------------------------
    BASIC EPS
    Income available to common shareholders   $6,635,518        6,505,194     $1.02
                                                                              =====

    EFFECT OF DILUTIVE SECURITIES
    Stock options                                 -               220,345
                                              ----------        ---------

    DILUTED EPS
    Income available to common shareholders   $6,635,518        6,725,539     $0.99
                                              ==========        =========     =====

                                                FOR THE YEAR ENDED DECEMBER 29, 1996
                                                ------------------------------------

    BASIC EPS
    Income available to common shareholders   $4,148,561        5,652,354     $0.73
                                                                              =====

    EFFECT OF DILUTIVE SECURITIES
    Stock options                                 -               173,414
                                              ----------        ---------

    DILUTED EPS
    Income available to common shareholders   $4,148,561        5,825,768     $0.71
                                              ==========        =========     =====

                                                FOR THE YEAR ENDED DECEMBER 31, 1995
                                                ------------------------------------

    BASIC EPS
    Income available to common shareholders   $1,905,144        3,774,644     $0.50
                                                                              =====

    EFFECT OF DILUTIVE SECURITIES
    Stock options                                 -                58,857
                                              ----------        ---------

    DILUTED EPS
    Income available to common shareholders   $1,905,144        3,833,501     $0.50
                                              ==========        =========     =====


       For the year ending December 28, 1997, options to purchase a weighted average of 55,039 shares of the Company's common stock were excluded from the computation of diluted earnings per share as these securities were anti-dilutive for such period. Additionally, the Company granted a total of 231,000 stock options at an exercise price of $16.25 on January 13, 1998.

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                      DESCRIPTION OF EXHIBITS
   -------                     -----------------------
      2       --   Exchange Agreement, dated May 30, 1995, by and among
                   O'Charley's Inc., each of the shareholders of Logan's
                   Management Group, Inc. and the Registrant(1)
      3.1     --   Amended and Restated Charter of the Registrant(1)
      3.2     --   Bylaws of the Registrant(1)
      4.1     --   Section 8 of the Amended and Restated Charter of the Registrant
                   (included in Exhibit 3.1)(1)
      4.2     --   Specimen of Common Stock certificate(1)
     10.1     --   Registrant's 1995 Non-Employee Director Stock Option Plan(2)
     10.2     --   Registrant's 1995 Incentive Stock Plan(2)
     10.3     --   Lease Agreement, dated September 23, 1994, between the
                   Registrant and LaSalle Fund III (executive offices)(1)
     10.4     --   Loan Agreement, dated February 16, 1996, between the Registrant and First American National Bank(3)
     10.5     --   Master Secured Promissory Note, dated February 16, 1996, of the Registrant to First American National Bank(3)
     10.6     --   Letter Agreement, dated August 9, 1995, between the Registrant and Kraft Foodservice, Inc.(3)
     10.7     --   Letter Agreement, dated January 9, 1996, between the Registrant and Coca-Cola Fountain(3)
     10.8     --   Area Development Agreement, dated January 12, 1996, between the Registrant, L.W. Group, Inc. and David K. Wachtel, Jr.(3)
     10.9     --   Form of Franchise Agreement between the Registrant, L.W.
                   Group, Inc. and David K. Wachtel, Jr.(3)
     10.10    --   Area Development Agreement, dated March 17, 1997, between
                   the Registrant, CMAC Incorporated and Charles F. McWhorter,
                   Jr.(4)
     10.11    --   Form of Franchise Agreement between the Registrant, CMAC
                   Incorporated and Charles F. McWhorter, Jr.(4)
     10.12    --   Amended and Restated Employment Agreement, dated January 14,
                   1998, between Edwin W. Moats, Jr. and the Registrant
     10.13    --   Employment Agreement, dated January 14, 1998, between Peter
                   Kehayes and the Registrant
     10.14    --   Employment Agreement, dated January 14, 1998, between Ralph
                   W. McCracken and the Registrant
     10.15    --   Employment Agreement, dated January 14, 1998, between David
                   J. McDaniel and the Registrant
     10.16    --   1998 Executive Bonus Plan
     10.17    --   Sponsorship Agreement, dated February 24, 1998, between the
                   Registrant and Southern Racing Promotions, Inc.
     21       --   Subsidiaries of the Registrant
     23       --   Consent of KPMG Peat Marwick LLP
     27.1     --   Financial Data Schedule for fiscal year ended December 29,
                   1996 (for SEC use only)
     27.2     --   Financial Data Schedule for fiscal year ended December 28,
                   1997 (for SEC use only)

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92976-A).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48015).

(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2570).
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996 (Commission File
       No. 0-26400).