Form 10-Q
period 1998-04-19
LOGANS ROADHOUSE INC
filed 1998-06-03
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended April 19, 1998
                                                  --------------

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

                                 (615) 885-9056
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x     No
                                              ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                       Outstanding May 29, 1998
           -----                                       ------------------------
Common stock, $.01 par value                               7,151,791  shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                             LOGAN'S ROADHOUSE, INC.
                                 BALANCE SHEETS



                                                             April 19, 1998      Dec. 28, 1997
                                                             --------------      -------------
                             Assets                            (Unaudited)
Current assets:
     Cash and cash equivalents                                 $ 1,749,116          6,466,775
     Investments, at amortized cost                             13,054,282         17,900,052
     Receivables: trade and other                                  765,333            812,623
     Inventories                                                   541,271            471,150
     Preopening costs (note 5)                                   1,385,815            923,225
     Prepaid expenses and other current assets                   1,073,499            762,185
                                                               -----------         ----------

         Total current assets                                   18,569,316         27,336,010

Property, plant and equipment, net                              61,538,274         51,075,003
Other assets                                                       141,498            112,198
                                                               -----------         ----------
         Total assets                                          $80,249,088         78,523,211
                                                               ===========         ==========


               Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                          $ 2,435,275          2,402,763
     Accrued payroll and related expenses                          935,909          1,466,149
     Deferred revenue                                              192,271            492,804
     Income taxes payable                                           36,747            280,458
     Accrued state and local taxes                               1,144,303            732,338
     Deferred income taxes                                         332,178            332,178
                                                               -----------         ----------

         Total current liabilities                               5,076,683          5,706,690

Deferred income taxes                                            1,191,299          1,191,299
                                                               -----------         ----------
            Total liabilities                                    6,267,982          6,897,989
Shareholders' equity (note 2):
     Common stock, $0.01 par value;
         Authorized 15,000,000 shares; issued
         7,149,791 and 7,142,418 shares, respectively               71,498             71,424
     Additional paid-in capital                                 60,115,767         60,048,611
     Retained earnings                                          13,793,841         11,505,187
                                                               -----------         ----------

         Total shareholders' equity                             73,981,106         71,625,222
                                                               -----------         ----------
         Total liabilities and shareholders' equity            $80,249,088         78,523,211
                                                               ===========         ==========

See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                   Sixteen Weeks Ended:
                                           ----------------------------------
                                           April 19, 1998      April 20, 1997
                                           --------------      --------------

Net restaurant sales                         $26,645,263         17,896,368

Costs and expenses:
    Food and beverage                          8,729,007          5,860,177
    Labor and benefits                         7,670,593          4,959,992
    Occupancy and other                        3,981,199          2,607,115
    Depreciation and amortization              1,318,621            950,224
    General and administrative                 1,701,376          1,075,757
                                             -----------         ----------
                                              23,400,796         15,453,265
                                             -----------         ----------

    Income from operations                     3,244,467          2,443,103

Other income
    Interest, net                                223,803             60,194
    Franchise fee and royalties                   63,604             45,695
                                             -----------         ----------
                                                 287,407            105,889
                                             -----------         ----------

    Earnings before income taxes               3,531,874          2,548,992

Income tax expense (note 3)                    1,243,220            930,382
                                             -----------         ----------

    Net earnings                             $ 2,288,654          1,618,610
                                             ===========         ==========

Earnings per share (note 4):
     Basic                                   $      0.32               0.27
                                             ===========         ==========
     Diluted                                 $      0.31               0.26
                                             ===========         ==========

Weighted average shares outstanding:
      Basic                                    7,145,710          6,015,093
                                             ===========         ==========
      Diluted                                  7,360,343          6,263,699
                                             ===========         ==========



See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Sixteen  Weeks Ended
                                                         -----------------------------------
                                                         April 19, 1998       April 20, 1997
                                                         --------------       --------------

Cash flows from operating activities:
     Net earnings                                         $  2,288,654            1,618,610
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation and amortization                   1,318,621              950,224


     Net effect of changes in current assets and
         current liabilities                                (1,980,291)            (302,936)
                                                          ------------          -----------

     Net cash provided by operating activities               1,626,984            2,265,898
                                                          ------------          -----------

Cash flows from investing activities:
     Additions to property, plant and equipment            (11,228,343)          (6,652,355)
     Proceeds from maturities of investments                 4,845,770            3,777,132
     Increase in other assets                                  (29,300)             (16,235)
                                                          ------------          -----------

     Net cash used by investing activities                  (6,411,873)          (2,891,458)
                                                          ------------          -----------

Cash flows from financing activities-
     Proceeds from exercise of stock options                    67,230               25,875
                                                          ------------          -----------


Net increase (decrease) in cash                             (4,717,659)            (599,685)

Cash and cash equivalents, beginning of period               6,466,775              780,307
                                                          ------------          -----------

Cash and cash equivalents, end of
period                                                    $  1,749,116              180,622
                                                          ============          ===========





See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              SIXTEEN WEEKS ENDED APRIL 19, 1998 AND APRIL 20, 1997


(1) BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company without audit, with the exception of the December 28, 1997 balance sheet which was derived from the audited financial statements included in the Company's December 28, 1997 Annual Report. The financial statements include balance sheets, statements of earnings and statements of cash flows which have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the "Selected Financial Data" and financial statements and the notes thereto included in the Company's December 28, 1997 Annual Report.

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


(2) SHAREHOLDERS' EQUITY

         On July 23, 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold at $24 per share. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. The Company had 7,149,791 shares of Common Stock outstanding at April 19, 1998.

(3) INCOME TAXES

         The provision for income taxes for the sixteen weeks ended April 19, 1998 and the comparable period of 1997 consists of both federal and state taxes. The Company's effective tax rates for the above periods were 35.2% for 1998 and 36.5% for 1997. The current period decline is primarily attributable to an increase in tax exempt interest income during the first quarter of 1998.

(4) EARNING PER SHARE

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, during the fourth quarter of 1997. Accordingly, all prior period earnings per share data has been restated in accordance with SFAS No. 128. Basic earnings per share data has been computed on the basis of the weighted average number of shares outstanding and diluted earnings per share data has been computed on the basis of the weighted average number of shares outstanding and dilutive stock equivalents, which consist of stock options.

The following table is a reconciliation of basic and diluted earnings per share:

                                                              Income            Shares            Per Share
                                                            (Numerator)     (Denominator)           Amount
                                                            --------------------------------------------------
                                                                For the sixteen weeks ended April 19, 1998
                                                            --------------------------------------------------

Basic EPS
   Income availbable to common shareholders                 $2,288,654         7,145,710          $       0.32
                                                                                                  ============
Effect of dilutive securities
   Stock options                                            $       --           214,633

Diluted EPS
                                                            ----------------------------
   Income available to common shareholders                  $2,288,654         7,360,343          $       0.31
                                                            ==================================================



                                                            --------------------------------------------------
                                                                  For the sixteen weeks ended April 20, 1997
                                                            --------------------------------------------------

Basic EPS
   Income available to common shareholders                  $1,618,610         6,015,093         $        0.27
                                                                                                  ============
Effect of diluted securities
   Stock options                                            $       --           248,606

Diluted EPS
                                                            ----------------------------
   Income available to common shareholders                  $1,618,610         6,263,699         $        0.26
                                                            ==================================================


For the sixteen weeks ended April 19, 1998, options to purchase 100,600 shares of the Company's common stock were excluded from the computation of diluted earnings per share as these securities were anti-dilutive for such period.


(5) NEW ACCOUNTING PRONOUNCEMENT

         On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The Company will recognize no later than the first quarter of 1999, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized pre-opening costs at the date of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the first quarter (16 weeks) ended April 19, 1998. This section should be read in connection with the "Selected Financial Data" and financial statements and related notes included in the Company's December 28, 1997 Annual Report.


         At the time of the Company's initial public offering in July 1995, the Company had eight restaurants in operation located primarily in middle Tennessee. The Company completed its second public offering of Common Stock in April 1996 at which time it operated ten restaurants. The Company has continued its expansion strategy and currently operates 31 restaurants located in Alabama, Georgia, Indiana, Kentucky, Louisiana, Tennessee and West Virginia. In addition, the Company franchises two restaurants in Oklahoma and one in South Carolina.


         In July 1997, the Company completed its third public offering raising net proceeds of approximately $24.6 million. The Company plans to use the remaining proceeds, together with cash on hand, cash flow from operations and lease financing to open eight new restaurants during the remainder of 1998. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel which may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that new restaurants will be operated profitably.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which items in the statements of earnings bear to net sales.


                                                       PERCENTAGE OF NET RESTAURANT SALES
                                                                 FIRST QUARTER
                                                               (16 WEEKS ENDED)
                                                      -------------------------------------
                                                      April 19, 1998         April 20, 1997
                                                      --------------         --------------
Net restaurant sales................................      100.0%                  100.0
Costs and expenses:
  Food and beverage.................................       32.8                    32.7
  Labor and benefits................................       28.8                    27.7
  Occupancy and other...............................       14.9                    14.6
  Depreciation and amortization.....................        4.9                     5.3
  General and administrative........................        6.4                     6.0
                                                          -----                   -----
    Total operating costs and expenses..............       87.8                    86.3
                                                          -----                   -----
     Income from operations.........................       12.2                    13.7
Other income (expense), net.........................        1.1                     0.6
                                                          -----                   -----
     Earnings before income taxes...................       13.3                    14.2
Income tax expense..................................        4.7                     5.2
                                                          -----                   -----
     Net earnings...................................        8.6%                    9.0
                                                          =====                   =====


NET RESTAURANT SALES

         Net restaurant sales increased $8,748,895 or 48.9% during the first quarter (16 weeks) ended April 19, 1998, compared to the corresponding period of last year. The Company had 29 restaurants in operation at April 19, 1998 compared to 20 at April 20, 1997. The Company opened five new restaurants in both the first quarter of 1998 and 1997. The substantial growth in sales of 48.9% for the first quarter is primarily attributable to the opening of nine new restaurants since the first quarter of 1997. In addition, a 2.5% menu price increase was implemented in January 1998.

         For the first quarter of 1998, same store sales increased 1.8% compared to the corresponding period of last year. Management attributes the increase primarily to the aforementioned 2.5% menu price increase.

         Alcoholic beverage sales, consisting of liquor and beer, accounted for 10.9% and 11.7% of net restaurant sales for the first quarter of 1998 and 1997, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.

FOOD AND BEVERAGE COSTS

         This category primarily consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to customers, are reflected in this category.

         Food and beverage costs remained approximately the same, increasing 0.1% as a percentage of net sales from 32.7% in the first quarter of 1997 to 32.8% in the first quarter of 1998. During the first quarter of 1998, the Company experienced higher produce and seafood costs which were substantially offset by lower beef costs. In addition, cost increases were partially offset by a 2.5% menu price increase in January 1998. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the first quarter ended April 19, 1998 may not be indicative of results to be expected for the year. The Company has historically experienced higher food costs during the spring (second quarter) and summer (third quarter) time periods.

LABOR AND BENEFITS

         Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

         As a percentage of net sales, labor and benefits increased 1.1% from 27.7% in the first quarter of 1997 to 28.8% in the first quarter of 1998. The increase is primarily attributable to: (i) operating on lower average unit volumes, compared to the first quarter of last year and (ii) increased employee training focusing on strengthening customer service, product quality, speed and efficiency.

OCCUPANCY AND OTHER

         Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category. As a percentage of net sales, these costs have increased 0.3% from 14.6% in the first quarter of 1997 to 14.9% in the first quarter of 1998.

         As a result of operating with a larger restaurant base during 1998, occupancy and other costs and expenses have increased in total absolute dollars. The 0.3% increase in the first quarter of 1998 is a result of operating on lower average unit volumes.

DEPRECIATION AND AMORTIZATION

         The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized over a one-year period commencing with a restaurant's opening. As of April 19, 1998, preopening costs, net of amortization, were $1,385,815. (See Note 5 of "Notes to Unaudited Financial Statements").

         For the first quarter of 1998, depreciation and amortization amounted to $1,318,621 an increase of $368,397 or 38.8% over the comparable period in 1997. As a percentage of net restaurant sales, these expenses declined 0.4% from 5.3% for the first quarter of 1997 to 4.9% for the first quarter of 1998. The increase in absolute dollars is primarily the result of increased depreciation and amortization resulting from the opening of nine new restaurants since the first quarter of 1997. Although the Company prefers to own rather than lease its restaurant facilities and plans to pursue this policy where possible, in subsequent quarters, the Company will continue to lease properties in certain locations.

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

         For the first quarter of 1998, general and administrative expenses amounted to $1,701,376, an increase of $625,619 or 58.2% over the comparable period in 1997. As a percentage of net sales, these expenses increased 0.4% from 6.0% for the first quarter of 1997 to 6.4% for the first quarter of 1998. The absolute dollar increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of operations, training, recruiting and accounting. Most of the staff additions were made during the fourth quarter of 1997 in preparation for the Company's expected growth in 1998. Because of the Company's expansion plans and the new corporate staff additions, management expects these expenses to continue to increase during 1998 in absolute dollars and expects them to be at least 6.0% of net restaurant sales. For a discussion of factors affecting the Company's plan to open additional restaurants, see "General".

OTHER INCOME (EXPENSE)

         Net interest income (interest income minus interest expense) from cash, cash equivalents and investments amounted to $223,803 and $60,194 for the first quarters of 1998 and 1997, respectively. During the second quarter of last year, the Company completed a public offering of shares of Common Stock with net proceeds amounting to approximately $24.6 million. Accordingly, during the first quarter of 1998, with higher levels of invested cash, the Company generated increased interest income from its various taxable and non-taxable investments.

         During the first quarter of 1998, the Company had three franchised restaurants in operation compared to two for the corresponding quarter of 1997. For the first quarter of 1998, royalty fees of $63,604 were received from the three franchised restaurants.

INCOME TAXES

         The effective tax rates for the first quarters of 1998 and 1997 were 35.2% and 36.5%, respectively. The decline in the 1998 tax rate to 35.2% is attributable to an increase in tax-exempt interest income during the first quarter of 1998.

NET EARNINGS

         As a result of the factors discussed above, net earnings in the first quarter of 1998 increased $670,044 or 41.4% to $2,288,654, or 8.6% of net sales, from $1,618,610, or 9.0% of net sales, in the first quarter of 1997. Diluted earnings per share increased $0.05 or 19.2% in the first quarter of 1998 to $0.31 from $0.26 in the first quarter of 1997 with a 17.5% increase in diluted shares of Common Stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         In July 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. The Company plans to use the remainder of the proceeds, together with cash on hand, cash flow from operations and lease financing, to open 15 new restaurants during 1998 of which seven restaurants have already opened. For additional liquidity, the Company has available a $2.5 million revolving credit facility with a local bank. As of the date hereof, there were no borrowings outstanding.

         As reflected in the table below, the Company's single largest use of funds had been for capital expenditures consisting of land, building, equipment and preopening costs associated with its restaurant expansion program. The principal sources of capital to fund such expenditures have been cash provided by operations and net proceeds from equity offerings. The following table provides certain information regarding the Company's sources and uses of capital for the periods presented.

                                       First Quarter               Fiscal Year Ended
                                      (16 weeks ended)        December 28,      December 29,
                                       April 19, 1998            1997               1996
                                      ----------------        ------------      ------------
                                                            (in thousands)

Cash flows from operations                  $  1,627           $  8,915           $  7,302
Capital expenditures                         (11,228)           (19,296)           (18,146)
Net proceeds from public offerings                --             24,556             20,733
Net borrowings (repayments)                       --                 --             (2,579)

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

         Capital expenditures and preopening costs for 1998 are estimated to amount to approximately $31.7 million for the development of 20 new restaurants of which 15 are expected to be opened in 1998 depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors. In addition, the Company plans to spend $500,000 in 1998 to renovate and replace equipment in existing restaurants.

         Management believes that available cash, investments, cash provided from operations and an unused $2.5 million bank line of credit will be sufficient to fund the Company's expansion plans through the first quarter of 1999. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q and other information that is provided by the Company contains forward-looking statements, including those regarding the opening of additional restaurants, planned capital expenditures, the adequacy of the Company's capital resources and other statements regarding trends relating to various revenue and expense items. These statements are subject to a number of risks and uncertainties beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No disclosure required.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, on February 11, 1997 and May 28, 1997, respectively, Kenneth F. Payne and Joseph H. Cook filed lawsuits against the Company in the United States District Court for the Middle District of Tennessee, Nashville Division. Each of Messrs. Payne and Cook claims that the Company terminated his employment because he refused to participate in, or remain silent about, and reported certain improper or inappropriate activities allegedly engaged in by the Company in violation of the Fair Labor Standards Act and the Tennessee Whistle Blower Statute. In addition, Charles Keith Olivier filed a class action lawsuit against the Company on May 28, 1997 in the United States District Court for the Middle District of Tennessee, Nashville Division, as amended on September 9, 1997 to include another class represented by Gerald
A. Jacobs. Each of Messrs. Olivier and Jacobs claims on behalf of himself and all others similarly situated that the Company engaged in certain improper activities in violation of the Fair Labor Standards Act and the Tennessee Whistle Blower Statute. In April 1998, the Company entered into a settlement agreement with each of Messrs. Cook, Olivier and Jacobs. The Company's insurance covered substantially all of the settlement amounts in each lawsuit. A trial date for the lawsuit with Mr. Payne has been set for July 14, 1998. The Company denies his allegations and believes it has meritorious defenses against such claims. At this time, the Company believes that the lawsuit will not exceed the limits of available insurance coverage or have a material adverse effect on the Company's financial position or results of operations.

         The Company's forward-looking statements relating to the pending lawsuit with Mr. Payne reflect management's best judgment based on the status of the litigation to date and facts currently known to the Company and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         *3.1     Amended and Restated Charter of the Registrant

         *3.2     Bylaws of the Registrant

         *4.1     Section 8 of the Amended and Restated Charter of the Registrant (included in Exhibit 3.1)

         *4.2     Specimen of Common Stock Certificate

         27.1     Financial Data Schedule for quarter ended April 20, 1997 (for SEC use only)

         27.2     Financial Data Schedule for quarter ended April 19, 1998 (for SEC use only)

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



Date:  June 2, 1998