Form 10-Q
period 1998-07-12
LOGANS ROADHOUSE INC
filed 1998-08-21
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 12, 1998
                                                 -------------

[x] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

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
Yes   x      No
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                     Outstanding August 18, 1998
           -----                                     ---------------------------
Common stock, $.01 par value                              7,190,401  shares

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                             LOGAN'S ROADHOUSE, INC.

                                 BALANCE SHEETS



                                                         July 12, 1998   Dec. 28, 1997
Assets                                                     (Unaudited)      (Audited)
                                                         -------------   -------------
Current assets:
     Cash and cash equivalents                             $   515,813      6,466,775
     Investments, at amortized cost                          8,000,000     17,900,052
     Receivables: trade and other                              896,222        812,623
     Inventories                                               670,354        471,150
     Preopening costs (note 5)                               2,099,314        923,225
     Prepaid expenses and other current assets               1,003,987        762,185
                                                           -----------     ----------

         Total current assets                               13,185,690     27,336,010

Property, plant and equipment, net                          71,606,858     51,075,003
Other assets                                                   194,018        112,198
                                                           -----------     ----------
         Total assets                                      $84,986,566     78,523,211
                                                           ===========     ==========


Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                      $ 4,036,796      2,402,763
     Accrued payroll and related expenses                      972,180      1,466,149
     Deferred revenue                                          157,188        492,804
     Income taxes payable                                      643,004        280,458
     Accrued state and local taxes                           1,274,977        732,338
     Deferred income taxes                                     332,178        332,178
                                                           -----------     ----------

         Total current liabilities                           7,416,323      5,706,690

Deferred income taxes                                        1,191,299      1,191,299
                                                           -----------     ----------
         Total liabilities                                   8,607,622      6,897,989
Shareholders' equity (note 2):
     Common stock, $0.01 par value;
         Authorized 15,000,000 shares; issued
            7,178,828 and 7,142,418 shares, respectively        71,788         71,424
     Additional paid-in capital                             60,393,588     60,048,611
     Retained earnings                                      15,913,568     11,505,187
                                                           -----------     ----------

         Total shareholders' equity                         76,378,944     71,625,222
                                                           -----------     ----------
         Total liabilities and shareholders' equity        $84,986,566     78,523,211
                                                           ===========     ==========

See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                TWELVE WEEKS ENDED:            TWENTY-EIGHT WEEKS ENDED:
                                          ------------------------------    ------------------------------
                                          July 12, 1998    July 13, 1997    July 12, 1998    July 13, 1997
                                          -------------    -------------    -------------    -------------
Net restaurant sales                       $22,530,694       15,965,741       49,175,957       33,862,109



Costs and expenses:
    Food and beverage                        7,335,995        5,237,167       16,065,002       11,097,344
    Labor and benefits                       6,468,562        4,374,737       14,139,155        9,334,729
    Occupancy and other                      3,298,493        2,299,113        7,279,692        4,906,228
    Depreciation and amortization            1,100,431          850,386        2,419,052        1,800,610
    General and administrative               1,226,360          817,771        2,927,736        1,893,528
                                           -----------       ----------       ----------       ----------
                                            19,429,841       13,579,174       42,830,637       29,032,439
                                           -----------       ----------       ----------       ----------

    Income from operations                   3,100,853        2,386,567        6,345,320        4,829,670

Other income
    Interest, net                               81,776           55,804          305,579          115,998
    Franchise fee and royalties                 88,554           33,813          152,158           79,508
                                           -----------       ----------       ----------       ----------
                                               170,330           89,617          457,737          195,506
                                           -----------       ----------       ----------       ----------

    Earnings before income taxes             3,271,183        2,476,184        6,803,057        5,025,176

Income tax expense (note 3)                  1,151,457          903,807        2,394,677        1,834,189
                                           -----------       ----------       ----------       ----------

    Net earnings                           $ 2,119,726        1,572,377        4,408,380        3,190,987
                                           ===========       ==========       ==========       ==========

Earnings per share (note 4):
     Basic                                        0.30             0.26             0.62             0.53
                                           ===========       ==========       ==========       ==========
     Diluted                                      0.29             0.25             0.60             0.51
                                           ===========       ==========       ==========       ==========


Weighted average shares outstanding:
      Basic                                  7,164,310        6,018,128        7,153,681        6,016,394
                                           ===========       ==========       ==========       ==========
      Diluted                                7,409,044        6,247,743        7,381,214        6,256,861
                                           ===========       ==========       ==========       ==========



See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Twenty-eight Weeks Ended
                                                          July 12,1998        July 13, 1997
                                                          ------------        -------------
Cash flows from operating activities:
     Net earnings                                         $  4,408,380           3,190,987
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation and amortization                   2,419,052           1,800,610

     Net effect of changes in current assets and
         current liabilities                                  (989,269)         (1,739,001)
                                                          ------------          ----------
     Net cash provided by operating activities               5,838,163           3,252,596
                                                          ------------          ----------
Cash flows from investing activities:
     Additions to property, plant and equipment            (21,952,698)         (8,781,616)
     Proceeds from maturities of investments                 9,900,052           4,895,338
     Increase in other assets                                  (81,820)            (27,525)
                                                          ------------          ----------

     Net cash used by investing activities                 (12,134,466)         (3,913,803)
                                                          ------------          ----------
Cash flows from financing activities-
     Proceeds from exercise of stock options                   345,341              51,705
                                                          ------------          ----------
Net decrease in cash                                        (5,950,962)           (609,502)

Cash and cash equivalents, beginning of period               6,466,775             780,307
                                                          ------------          ----------
Cash and cash equivalents, end of period                  $    515,813             170,805
                                                          ============          ==========





See accompanying notes to financial statements.

                             LOGAN'S ROADHOUSE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
            TWENTY-EIGHT WEEKS ENDED JULY 12, 1998 AND JULY 13, 1997


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


(2)      SHAREHOLDERS' EQUITY

         On July 23, 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold at $24 per share. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. The Company had 7,178,828 shares of Common Stock outstanding at July 12, 1998.

(3)      INCOME TAXES

         The provision for income taxes for the six months (28 weeks) ended July 12, 1998 and the comparable period of 1997 consists of both federal and state taxes. The Company's effective tax rates for the above periods were 35.2% for 1998 and 36.5% for 1997. The current year decline is attributable to an increase in tax exempt interest income during the first and second quarters of 1998.

(4)       EARNING PER SHARE

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, during the fourth quarter of 1997. Accordingly, all prior period earnings per share data has been restated in accordance with SFAS No. 128. Basic earnings per share data has been computed on the basis of the weighted average number of shares outstanding, and diluted earnings per share data has been computed on the basis of the weighted average number of shares outstanding, including stock equivalents, which consist of stock options.

The following table is a reconciliation of basic and diluted earnings per share for the periods presented:

                                    Twelve Weeks Ended July 12, 1998                Twelve Weeks Ended July 13, 1997
                                  ---------------------------------------    --------------------------------------------
                                    Income        Common                       Income             Common
                                   Available      Shares       Per Share      Available           Shares       Per Share
                                  (Numerator)   (Demonator)      Amount      (Numerator)       (Denomiator)      Amount
                                  ----------     ---------     ----------     ----------         ---------     ----------
Basic EPS                         $2,119,726     7,164,310     $     0.30     $1,572,377         6,018,128     $     0.26
                                                               ==========                                      ==========
Effect of dilutive securities
     Stock options                        --       244,734                            --           229,615

Diluted EPS
                                  ----------     ---------     ----------     ----------         ---------     ----------
                                  $2,119,726     7,409,044     $     0.29     $1,572,377         6,247,743     $     0.25
                                  ==========     =========     ==========     ==========         =========     ==========




                                  Twenty-eight Weeks Ended July 12, 1998        Twenty-eight Weeks Ended July 13, 1997
                                  ---------------------------------------    --------------------------------------------
                                    Income        Common                       Income             Common
                                   Available      Shares       Per Share      Available           Shares       Per Share
                                  (Numerator)   (Demonator)      Amount      (Numerator)       (Denomiator)      Amount
                                  ----------     ---------     ----------     ----------         ---------     ----------
Basic EPS                         $4,408,380     7,153,681     $     0.62     $3,190,987         6,016,394     $     0.53
                                                               ==========                                      ==========
Effect of dilutive securities
      Stock options                       --       227,533                            --           240,467

Diltued EPS
                                  ----------     ---------     ----------     ----------         ---------     ----------
                                  $4,408,380     7,381,214     $     0.60     $3,190,987         6,256,861     $     0.51
                                  ==========     =========     ==========     ==========         =========     ==========


For the twelve weeks ended July 12, 1998, options to purchase 66,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share as these securities were anti-dilutive for such period.


(5)      NEW ACCOUNTING PRONOUNCEMENT

         On April 13, 1998 the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activity. SOP 98-5 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The Company will recognize no later than the first quarter of 1999, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized pre-opening costs at the date of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the second quarter (12 weeks) and six months (28 weeks) ended July 12, 1998. This section should be read in connection with the "Selected Financial Data" and financial statements and related notes included in the Company's December 28, 1997 Annual Report.

         At the time of the Company's initial public offering in July 1995, the Company had eight restaurants in operation located primarily in middle Tennessee. The Company completed its second public offering of Common Stock in April 1996 at which time it operated ten restaurants. The Company has continued its expansion strategy and currently operates 34 restaurants located in Alabama, Georgia, Florida, Indiana, Kentucky, Louisiana, Tennessee, Virginia and West Virginia. In addition, the Company franchises a total of four restaurants in Oklahoma, North Carolina and South Carolina.

         In July 1997, the Company completed its third public offering raising net proceeds of approximately $24.6 million. The Company plans to use the remaining proceeds, together with cash on hand, cash flow from operations and lease financing to open six new restaurants during the remainder of 1998. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel which may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that new restaurants will be operated profitably.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which items in the statements of earnings bear to net sales.

                                                                 PERCENTAGE OF NET RESTAURANT SALES
                                              ---------------------------------------------------------------------
                                                       Second Quarter                         Six Months
                                                      (12 Weeks Ended)                     (28 Weeks Ended)
                                              --------------------------------     --------------------------------
                                              July 12, 1998      July 13, 1997     July 12, 1998      July 13, 1997
                                              -------------      -------------     -------------      -------------
Net restaurant sales .................              100.0%            100.0%            100.0%            100.0%

Costs and expenses:
  Food and beverage ..................               32.6              32.8              32.7              32.8
  Labor and benefits .................               28.7              27.4              28.8              27.6
  Occupancy and other ................               14.6              14.4              14.8              14.4
  Depreciation and amortization ......                4.9               5.3               4.9               5.3
  General and administrative .........                5.4               5.1               5.9               5.6
                                                    -----             -----             -----             -----
    Total operating costs and expenses               86.2              85.0              87.1              85.7
                                                    -----             -----             -----             -----
     Income from operations ..........               13.8              15.0              12.9              14.3
Other income (expense), net ..........                 .7                .5                .9                .5
                                                    -----             -----             -----             -----
     Earnings before income taxes ....               14.5              15.5              13.8              14.8
Income tax expense ...................                5.1               5.7               4.8               5.4
                                                    -----             -----             -----             -----
     Net earnings.....................                9.4%              9.8%              9.0%              9.4%
                                                    =====             =====             =====             =====


NET RESTAURANT SALES

         Net restaurant sales increased $6,564,953 or 41.1% during the second quarter of 1998 (12 weeks), and increased $15,313,848 or 45.2% during the six-month period (28 weeks) ended July 12, 1998, compared to the corresponding periods of last year. The Company had 33 restaurants in operation at July 12, 1998 compared to 22 at July 13, 1997. The Company opened nine new restaurants during the six-month period ended July 12, 1998; five during the first quarter and four during the second quarter. The substantial growth in sales for both the second quarter and six-month period of 1998 is primarily attributable to the opening of 11 new restaurants since the second quarter of 1997. In addition, a 2.5% menu price increase was implemented in January, 1998.

         For the second quarter and first six months of 1998, same store sales declined 1.5% and increased .4%, respectively, when compared to the corresponding periods of last year. The 1.5% decline for the second quarter is primarily attributable to one restaurant located in a smaller market which experienced an operating problem.

         Alcoholic beverage sales, consisting of liquor and beer, accounted for 10.6% and 11.3% of net restaurant sales for the six-month period ended July 12, 1998 and July 13, 1997, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.

FOOD AND BEVERAGE COSTS

         This category primarily consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to customers, are reflected in this category.

         Food and beverage costs remained approximately the same, declining 0.2% as a percentage of net sales from 32.8% in the second quarter of 1997 to 32.6% in the second quarter of 1998 and declining 0.1% from 32.8% for the six-month period ended July 13, 1997 to 32.7% for the six-month period ended July 12, 1998. During both the first and second quarters of 1998, the Company experienced higher produce, seafood, cheese and dairy costs which were substantially offset by lower beef costs. In addition, cost increases were partially offset by a 2.5% menu price increase in January 1998. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the second quarter ended July 12, 1998 may not be indicative of results to be expected for the year. The Company has historically experienced higher food costs during the spring (second quarter) and summer (third quarter) time periods.

LABOR AND BENEFITS

         Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

         As a percentage of net sales, labor and benefits increased 1.3% from 27.4% in the second quarter of 1997 to 28.7% in the second quarter of 1998 and increased 1.2% from 27.6% for the six-month period ended July 13, 1997 to 28.8% for the six-month period ended July 12, 1998. The increase in both the second quarter and six-month period is primarily attributable to: (i) operating on lower average unit volumes, compared to the corresponding periods of last year and (ii) increased employee training focusing on strengthening customer service, product quality, speed and efficiency.

OCCUPANCY AND OTHER

         Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

         Occupancy and other costs as a percentage of net sales increased 0.2% from 14.4% in the second quarter of 1997 to 14.6% in the second quarter of 1998 and increased 0.4% from 14.4% for the six-month period ended July 13, 1997 to 14.8% for the six-month period ended July 12, 1998.

         As a result of operating with a larger restaurant base during 1998, occupancy and other costs and expenses have increased in total absolute dollars. The percentage increases of 0.2% and 0.4% for the second quarter and six-month period ended July 12, 1998, respectively, are primarily attributable to operating on a lower average unit volumes.

DEPRECIATION AND AMORTIZATION

         The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized over a one-year period commencing with a restaurant's opening. As of July 12, 1998, the amount of preopening costs, net of amortization, on the Company's balance sheet was $2,099,314. (See Note 5 of "Notes to Unaudited Financial Statements").

         For the second quarter of 1998, depreciation and amortization amounted to $1,100,431, an increase of $250,045 or 29.4% over the comparable period in 1997. For the six-month period ended July 12, 1998, these expenses amounted to $2,419,052, an increase of $618,442 or 34.3% over the comparable period in 1997. As a percentage of net restaurant sales, these expenses declined 0.4% from 5.3% for the second quarter and six-month period ended July 13, 1997 to 4.9% for the second quarter and the six-month period ended July 12, 1998. The increase in absolute dollars is primarily the result of increased depreciation and amortization resulting from the opening of 18 new restaurants since the beginning of 1997. The 0.4% percentage decline in the second quarter and six-month period ended July 12, 1998 is primarily attributable to the amortization of preoperational costs being amortized over an expanding sales base.

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

         For the second quarter of 1998, general and administrative expenses amounted to $1,226,360, an increase of $408,589 or 50.0% over the comparable period in 1997. For the six-month period ended July 12, 1998, these expenses amounted to $2,927,736, an increase of $1,034,208 or 54.6% over the comparable period in 1997. As a percentage of net sales, these expenses increased 0.3% from 5.1% for the second quarter of 1997 to 5.4% for the second quarter of 1998 and increased 0.3% from 5.6% for the six months ended July 13, 1997 to 5.9% for the six months ended July 12, 1998.

         The dollar increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of operations, training, real estate, construction and accounting. Most of the staff additions were made during the fourth quarter of 1997 in preparation for the Company's expected growth in 1998. Because of the Company's expansion plans and the expected increase in net sales as a result thereof, management expects these expenses to continue to increase during 1998 in absolute dollars, but to decline slightly as a percentage of net sales from the 5.9% rate for the six months ended July 12, 1998. For a discussion of factors affecting the Company's plans to open additional restaurants see "Liquidity and Capital Resources."

OTHER INCOME (EXPENSE)

         Net interest income (interest income minus interest expense) from cash, cash equivalents and investments amounted to $81,776 during the second quarter of 1998, compared to $55,804 during the comparable period last year. For the six-month period ended July 12, 1998, net interest income amounted to $305,579, compared to $115,998 in the comparable period last year. During the third quarter of last year the Company completed a public offering of its Common Stock with net proceeds to the Company amounting to approximately $24.6 million. Accordingly, during the first and second quarters of 1998, with higher levels of invested cash, the Company generated increased interest income from its various taxable and non-taxable investments.

         During the six-month period ended July 12, 1998, the Company had four franchised restaurants in operation compared to two for the corresponding period of 1997. The Company's newest franchised restaurant opened in Fayetteville, North Carolina in June 1998. In connection with the opening, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. During the first six months of 1998, royalty fees of $122,158 were received from the four franchised restaurants.

INCOME TAXES

         The effective tax rates for both the second quarter and six-month period ended July 12, 1998 and July 13, 1997 were 35.2% and 36.5%, respectively. The decline in the 1998 tax rate to 35.2% is attributable to an increase in tax-exempt interest income during 1998.

NET EARNINGS

         As a result of the factors discussed above, net earnings in the second quarter of 1998 increased $547,349 or 34.8% to $2,119,726, or 9.4% of net sales from $1,572,377, or 9.8% of net sales, in the second quarter of 1997. Diluted earnings per share increased $0.04 or 16.0% in the second quarter of 1998 to $0.29 from $0.25 in the second quarter of 1997 with an 18.6% increase in diluted shares of Common Stock outstanding.

         Net earnings increased $1,217,393 or 38.2% to $4,408,380 or 9.0% of net sales for the six-month period ended July 12, 1998 from $3,190,987, or 9.4% of net sales for the six months ended July 13, 1997. Diluted earnings per share increased $.09 or 17.6% for the six months ended July 12, 1998 to $0.60 from $0.51 for the six months ended July 13, 1997 with a 18.0% increase in shares of Common Stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         In July 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. The Company plans to use the remainder of the proceeds, together with cash on hand, cash flow from operations and lease financing, to open six new restaurants during the remainder of 1998. For additional liquidity, the Company has available a $2.5 million revolving credit facility with a local bank. As of August 18, 1998, there were no borrowings outstanding.

         As reflected in the table below, the Company's single largest use of funds has been for capital expenditures consisting of land, building, equipment and preopening costs associated with its restaurant expansion program. The principal sources of capital to fund such expenditures have been (i) cash provided by operations, (ii) net proceeds from equity offerings and (iii) lease financing. The following table provides certain information regarding the Company's sources and uses of capital for the periods presented.

                                             Six Months
                                          (28 weeks ended)               Fiscal Year Ended
                                            July 12, 1998        Dec. 28, 1997       Dec. 29, 1996
                                            -------------        -------------       -------------
                                                                (in thousands)
Cash flows from operations .......            $  5,838             $  8,915             $  7,302
Capital expenditures .............             (21,953)             (19,296)             (18,146)
Net proceeds from public offerings                  --               24,556               20,733
Net  repayments ..................                  --                   --               (2,579)

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

         Capital expenditures and preopening costs for the remainder of 1998 are estimated to amount to approximately $14.5 million for the development of 11 new restaurants of which six are expected to open during 1998 depending on the availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors. In addition, the Company plans to spend approximately $300,000 during the remainder of 1998 to renovate and replace equipment in existing restaurants.

         Management believes that available cash, investments, cash provided from operations, lease financing and an unused $2.5 million bank line of credit will be sufficient to fund the Company's expansion plans through 1998. Should the Company's actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

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

         As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. While the Company has developed a plan to ensure that its software applications and programs are Year 2000 compliant, there can be no assurance that such plan will be implemented in a timely and effective manner or that coding errors or other defects will not be discovered after its implementation. Also, the Company has initiated discussions with its principal food product supplier to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Management does not expect to incur costs in excess of $10,000 in connection with remediating its Year 2000 issues. Currently, the Company does not have a contingency plan. If the Company's principal food product supplier fails to remediate its Year 2000 issues such that it cannot supply the Company's food product, the Company will contract with another supplier. Although management does not believe the Year 2000 issues will have a material adverse effect on the Company's business or financial condition, any Year 2000 compliance problem of the Company or its principal food product supplier could result in such a material adverse effect.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q and other information that is provided by the Company contains forward-looking statements, including those regarding the opening of additional restaurants, planned capital expenditures, the adequacy of the Company's capital resources and other statements regarding trends relating to various revenue and expense items including Year 2000 related issues. These statements are subject to a number of risks and uncertainties beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No disclosure required.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended April 19, 1998, the Company entered into a settlement agreement with each of Joseph H. Cook, Charles Keith Olivier and Gerald A. Jacobs, in connection with lawsuits against the Company. The United States District Court for the Middle District of Tennessee dismissed with prejudice on May 12, 1998 and May 11, 1998, respectively, the actions brought by Mr. Cook and by Messrs. Olivier and Jacobs.

         As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended April 19, 1998, Kenneth F. Payne filed a lawsuit against the Company in the United States District Court for the Middle District of Tennessee, Nashville Division. Mr. Payne claims that the Company terminated his employment because he refused to participate in, or remain silent about, and reported certain improper or inappropriate activities allegedly engaged in by the Company in violation of the Fair Labor Standards Act and the Tennessee Whistle Blower Statute. A trial date for the lawsuit with Mr. Payne has been set for September 29, 1998. The Company denies his allegations and believes it has meritorious defenses against such claims. At this time, the Company believes that the lawsuit will not exceed the limits of available insurance coverage or have a material adverse effect on the Company's financial position or results of operations.

         The Company's forward looking statements relating to the pending lawsuit with Mr. Payne reflect management's best judgment based on the status of the litigation to date and facts currently known to the Company and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 7, 1998 for the purpose of (1) electing one nominee as a Class II Director and two nominees as Class III Directors; (2) approving the proposed amendments to the Company's 1995 Incentive Stock Plan; and (3) approving the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 27, 1998. The vote was as follows:

                                            For               Against           Abstain             Total
                                         ---------            -------           -------            ---------
(1) Election of Directors:
          B. Tom Collins                 5,217,510            287,116               -0-            5,504,626
                                         =========            =======            ======            =========
          Edwin W. Moats, Jr.            5,224,110            280,516               -0-            5,504,626
                                         =========            =======            ======            =========
          Ted H. Welch                   5,217,510            287,516               -0-            5,504,626
                                         =========            =======            ======            =========

(2) Proposed Amendments to
    1995 Incentive Stock Plan            4,559,191            924,652            20,783            5,504,626
                                         =========            =======            ======            =========

(3) Approval of KPMG Peat
    Marwick as Auditors                  5,486,811             11,875             5,940            5,504,626
                                         =========            =======            ======            =========




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         *3.1     Amended and Restated Charter of the Registrant

         *3.2     Bylaws of the Registrant

         *4.1 Section 8 of the Amended and Restated Charter of the Registrant (included in Exhibit 3.1)

         *4.2     Specimen of Common Stock Certificate

       **10.1     Amendment No. 2 to the Registrant's 1995 Incentive Stock Plan

         27.1 Financial Data Schedule for quarter ended July 13, 1997 (for SEC use only)

         27.2 Financial Data Schedule for quarter ended July 12, 1998 (for SEC use only)

         * Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92976-A)

        ** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48015)

         (b) Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOGAN'S ROADHOUSE, INC.



                                    By: /s/ David J. McDaniel
                                        -----------------------------------
                                        David J. McDaniel,
                                        Sr. Vice President, Treasurer and
                                        Secretary (Chief Financial Officer)



Date:  August 21,  1998