Form 10-Q
period 1998-10-04
LOGANS ROADHOUSE INC
filed 1998-11-17
CIK 946366

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 4, 1998
                                       ----------------

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to __________

                         Commission file number 0-26400
                                               --------

                            LOGAN'S ROADHOUSE, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         TENNESSEE                                       62-1602074
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


                       P.O. BOX 291047, NASHVILLE, TN 37229
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (615) 885-9056
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No
   -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                         Outstanding November 13, 1998
----------------------------             -----------------------------
Common stock, $.01 par value                    7,195,525 shares

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                            LOGAN'S ROADHOUSE, INC.
                                 BALANCE SHEETS



                                                           Oct. 4, 1998     Dec. 28, 1997
               Assets                                       (Unaudited)       (Audited)
-------------------------------------                     --------------    -------------
Current assets:
     Cash and cash equivalents                              $ 1,195,039       6,466,775
     Investments, at amortized cost                           1,024,709      17,900,052
     Receivables: trade and other                             1,293,148         812,623
     Inventories                                                710,701         471,150
     Preopening costs (note 5)                                2,728,834         923,225
     Prepaid expenses and other current assets                  807,929         762,185
                                                            -----------      ----------

         Total current assets                                 7,760,360      27,336,010

Property, plant and equipment, net                           79,977,416      51,075,003
Other assets                                                    228,468         112,198
                                                            -----------      ----------
         Total assets                                       $87,966,244      78,523,211
                                                            ===========      ==========


Liabilities and Shareholders' Equity
-------------------------------------

Current liabilities:
     Accounts payable                                       $ 3,044,459       2,402,763
     Accrued payroll and related expenses                     1,014,376       1,466,149
     Deferred revenue                                           108,280         492,804
     Income taxes payable                                       101,574         280,458
     Accrued state and local taxes                            1,089,297         732,338
     Deferred income taxes                                      967,751         332,178
     Note payable to bank                                     1,150,000               -
                                                            -----------      ----------

         Total current liabilities                            7,475,737       5,706,690

Deferred income taxes                                         1,693,330       1,191,299
                                                            -----------      ----------
         Total liabilities                                    9,169,067       6,897,989
Shareholders' equity (note 2):
     Common stock, $0.01 par value;
         Authorized 15,000,000 shares; issued
         7,194,213 and 7,142,418 shares, respectively            71,942          71,424
     Additional paid-in capital                              60,547,915      60,048,611
     Retained earnings                                       18,177,320      11,505,187
                                                            -----------      ----------

         Total shareholders' equity                          78,797,177      71,625,222
                                                            -----------      ----------
         Total liabilities and shareholders' equity         $87,966,244      78,523,211
                                                            ===========      ==========


See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                               TWELVE WEEKS ENDED:             FORTY WEEKS ENDED:
                                          ----------------------------    ----------------------------
                                          Oct. 4, 1998    Oct. 5, 1997    Oct. 4, 1998    Oct. 5, 1997
                                          ------------    ------------    ------------    ------------
Net restaurant sales                      $24,501,210      16,074,078      73,677,167      49,936,187



Costs and expenses:
    Food and beverage                       8,026,850       5,310,584      24,091,852      16,407,928
    Labor and benefits                      6,998,771       4,516,586      21,137,926      13,851,315
    Occupancy and other                     3,589,957       2,357,629      10,869,649       7,263,857
    Depreciation and amortization           1,257,718         908,803       3,676,770       2,709,413
    General and administrative              1,233,831         744,879       4,161,567       2,638,407
                                          -----------      ----------      ----------      ----------
                                           21,107,127      13,838,481      63,937,764      42,870,920
                                          -----------      ----------      ----------      ----------

    Income from operations                  3,394,083       2,235,597       9,739,403       7,065,267

Other income
    Interest, net                              17,121         258,709         322,700         374,707
    Franchise fee and royalties                82,234          72,584         234,392         152,092
                                          -----------      ----------      ----------      ----------
                                               99,355         331,293         557,092         526,799
                                          -----------      ----------      ----------      ----------

    Earnings before income taxes            3,493,438       2,566,890      10,296,495       7,592,066

Income tax expense (note 3)                 1,229,690         847,073       3,624,367       2,681,262
                                          -----------      ----------      ----------      ----------

    Net earnings                          $ 2,263,748       1,719,817       6,672,128       4,910,804
                                          ===========      ==========      ==========      ==========

Earnings per share (note 4):
     Basic                                $      0.32            0.25            0.93            0.78
                                          ===========      ==========      ==========      ==========
     Diluted                              $      0.31            0.24            0.90            0.75
                                          ===========      ==========      ==========      ==========


Weighted average shares outstanding:
      Basic                                 7,185,055       7,009,980       7,163,093       6,314,470
                                          ===========      ==========      ==========      ==========
      Diluted                               7,367,264       7,235,908       7,377,029       6,550,575
                                          ===========      ==========      ==========      ==========



See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                              Forty Weeks Ended
                                                     -----------------------------------
                                                     October 4 , 1998    October 5, 1997
                                                     ----------------    ---------------
Cash flows from operating activities:
     Net earnings
     Adjustments to reconcile net earnings to net      $  6,672,128         4,910,804
        cash provided by operating activities:
             Depreciation and amortization                3,676,770         2,709,413

     Net effect of changes in current assets and
         current liabilities                             (2,973,690)         (461,655)
                                                       ------------       -----------

     Net cash provided by operating activities            7,375,208         7,158,562
                                                       ------------       -----------

Cash flows from investing activities:
     Additions to property, plant and equipment         (31,055,839)      (10,991,928)
     Proceeds from maturities of investments
     Increase in other assets                            16,875,343         1,253,444
                                                           (116,270)          (37,725)
                                                       ------------       -----------
     Net cash used by investing activities
                                                        (14,296,766)       (9,776,209)
                                                       ------------       -----------

Cash flows from financing activities:
     Net proceeds from public offering                            -        24,566,019
     Proceeds from exercise of stock options                499,822           247,546
     Increase in notes payable to bank                    1,150,000                 -
                                                       ------------       -----------
     Net cash provided by financing activities            1,649,822        24,813,565
                                                       ------------       -----------

Net increase (decrease) in cash                          (5,271,736)       22,195,913

Cash and cash equivalents, beginning of period            6,466,775           780,307
                                                       ------------       -----------

Cash and cash equivalents, end of period               $  1,195,039        22,976,225
                                                       ============       ===========




See accompanying notes to financial statements.

                            LOGAN'S ROADHOUSE, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
             FORTY WEEKS ENDED OCTOBER 4, 1998 AND OCTOBER 5, 1997


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


(2)      SHAREHOLDERS' EQUITY

         On July 23, 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold at $24 per share. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. The Company had 7,194,213 shares of Common Stock outstanding at October 4, 1998.

(3)      INCOME TAXES

         The provision for income taxes for the nine months (40 weeks) ended October 4, 1998 and the comparable period of 1997 consists of both federal and state taxes. The Company's effective tax rates for the above periods were 35.2% for 1998 and 35.3% for 1997. These rates are lower than the statutory federal and state tax rates in effect due to tax exempt interest income being received on various investments.

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

The following table is a reconciliation of basic and diluted earnings per share for the periods presented:


                                           Twelve Weeks Ended Oct. 4, 1998                   Twelve Weeks Ended Oct. 5, 1997
                                     --------------------------------------------       ----------------------------------------
                                       Income            Common                            Income         Common
                                      Available          Shares         Per Share        Available        Shares       Per Share
                                     (Numerator)      (Denominator)      Amount         (Numerator)    (Denominator)     Amount
                                     --------------------------------------------       ----------------------------------------
Basic EPS                            $2,263,748         7,185,055        $0.32          $1,719,817       7,009,980       $0.25
                                                                         =====                                           =====

Effect of dilutive securities
     Stock options                            _           182,209                                _         225,928

                                     ----------         ---------        -----          ----------       ---------       -----
Diluted EPS                          $2,263,748         7,367,264        $0.31          $1,719,817       7,235,908       $0.24
                                     ==========         =========        =====          ==========       =========       =====



                                             Forty Weeks Ended Oct. 4, 1998                     Forty Weeks Ended Oct. 5, 1997
                                     -------------------------------------------        -----------------------------------------
                                       Income            Common                           Income          Common
                                     Available           Shares        Per Share        Available         Shares       Per Share
                                    (Numerator)        (Demonator)       Amount         (Numerator)     (Denomiator)     Amount
                                    --------------------------------------------        -----------------------------------------
Basic EPS                            $6,672,128        7,163,093         $0.93          $4,910,804       6,314,470       $0.78
                                                                         =====

Effect of dilutive securities
      Stock options                           _          213,936                                 _         236,105
                                     ----------        ---------         -----          ----------       ---------       -----
Diluted EPS                          $6,672,128        7,377,029         $0.90          $4,910,804       6,550,575       $0.75
                                     ==========        =========         =====          ==========       =========       =====


For the twelve weeks ended October 4, 1998, options to purchase 140,850 shares of the Company's Common Stock were excluded from the computation of diluted earnings per share as these securities were anti-dilutive for such period.


(5)      NEW ACCOUNTING PRONOUNCEMENT

         On April 13, 1998 the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activity. SOP 98-5 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The Company currently expects to adopt SOP 98-5 in the first quarter of 1999. As a result, the Company will recognize, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs recorded on the balance sheet at the beginning of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion includes comments and data relating to the Company's financial condition and results of operations for the third quarter (12 weeks) and nine months (40 weeks) ended October 4, 1998. This section should be read in connection with the "Selected Financial Data" and financial statements and related notes included in the Company's December 28, 1997 Annual Report.

         At the time of the Company's initial public offering in July 1995, the Company had eight restaurants in operation located primarily in middle Tennessee. The Company completed its second public offering of Common Stock in April 1996 at which time it operated ten restaurants. The Company has continued its expansion strategy and currently operates 39 restaurants located in Alabama, Georgia, Florida, Indiana, Kentucky, Louisiana, Tennessee, Virginia and West Virginia. In addition, the Company franchises a total of four restaurants in Oklahoma, North Carolina and South Carolina.

         In July 1997, the Company completed its third public offering raising net proceeds of approximately $24.6 million. These proceeds, together with cash on hand, cash flow from operations and lease financing have enabled the Company to open 17 new restaurants since July 1997. To continue its restaurant development program, the Company is currently negotiating a new $60 million credit facility with a local bank which it anticipates finalizing in December 1998. This credit facility, together with cash flow from operations and lease financing, is expected to fund the Company's development program through the year 2001. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the consummation of the proposed new $60 million credit facility, selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel which may be difficult given the low unemployment rates in the areas in which the Company intends to operate. There can be no assurance that the Company will be successful in negotiating the $60 million credit facility on terms satisfactory to the Company. Furthermore, there can be no assurance that the Company will open the number of restaurants anticipated in a timely manner, that the Company's new restaurants will generate sales revenue or profit margins consistent with those of the Company's existing restaurants, or that new restaurants will be operated profitably.

         On April 13, 1998 the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activity. SOP 98-5 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The Company currently expects to adopt SOP 98-5 in the first quarter of 1999. As a result, the Company will recognize, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs recorded on the balance sheet at the beginning of 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which items in the statements of earnings bear to net sales.


                                                         PERCENTAGE OF NET RESTAURANT SALES
                                                       Third Quarter                Nine Months
                                                     (12 Weeks Ended)             (40 Weeks Ended)
                                                     ----------------             ----------------

                                               Oct. 4, 1998   Oct. 5, 1997   Oct. 4, 1998   Oct. 5, 1997
                                               ------------   ------------   ------------   ------------
Net restaurant sales .........................     100.0%        100.0%         100.0%          100.0%

Costs and expenses:
  Food and beverage ..........................      32.8          33.0           32.7            32.9
  Labor and benefits .........................      28.6          28.1           28.7            27.7
  Occupancy and other ........................      14.7          14.7           14.8            14.6
  Depreciation and amortization ..............       5.0           5.7            5.0             5.4
  General and administrative .................       5.0           4.6            5.6             5.3
                                                   -----         -----          -----           -----
    Total operating costs and expenses .......      86.1          86.1           86.8            85.9
                                                   -----         -----          -----           -----
     Income from operations ..................      13.9          13.9           13.2            14.1
Other income (expense), net ..................       0.4           2.1            0.8             1.1
                                                   -----         -----          -----           -----
     Earnings before income taxes ............      14.3          16.0           14.0            15.2
Income tax expense ...........................       5.1           5.3            4.9             5.4
                                                   -----         -----          -----           -----
     Net earnings ............................       9.2%         10.7%           9.1%            9.8%
                                                   =====         =====          =====           =====


NET RESTAURANT SALES

         Net restaurant sales increased $8,427,132 or 52.4% during the third quarter of 1998 (12 weeks), and increased $23,740,980 or 47.5% during the nine-month period (40 weeks) ended October 4, 1998, compared to the corresponding periods of last year. The Company had 38 restaurants in operation at October 4, 1998 compared to 23 at October 5, 1997. The Company opened 14 new restaurants during the nine-month period ended October 4, 1998; five during the first quarter, four during the second quarter and five during the third quarter. The substantial growth in sales for both the third quarter and nine-month period of 1998 is primarily attributable to the opening of 15 new restaurants since the third quarter of 1997. In addition, a 2.5% menu price increase was implemented in January 1998.

         For the third quarter and first nine-months of 1998, same store sales increased 0.7% and 0.5%, respectively, when compared to the corresponding periods of last year. The 0.7% increase for the third quarter is primarily attributable to the aforementioned 2.5% menu price increase.

         Alcoholic beverage sales, consisting of liquor and beer, accounted for 10.6% and 11.2% of net restaurant sales for the nine-month period ended October 4, 1998 and October 5, 1997, respectively. Management attributes the decrease to an overall increase in the Company's lunch sales and a relative decrease in liquor sales as a percentage of alcoholic beverage sales.

FOOD AND BEVERAGE COSTS

         This category primarily consists of the cost of all food and beverages, including alcoholic and non-alcoholic beverages. In addition, the cost of peanuts, which are complimentary to customers, are reflected in this category.

         Food and beverage costs remained approximately the same, declining 0.2% as a percentage of net sales from 33.0% in the third quarter of 1997 to 32.8% in the third quarter of 1998 and declining 0.2% from 32.9% for the nine-month period ended October 5, 1997 to 32.7% for the nine-month period ended October 4, 1998. During the third quarter and first nine months of 1998, the Company experienced higher produce, seafood, cheese and dairy costs which were substantially offset by lower beef costs. In addition, cost increases were partially offset by a 2.5% menu price increase implemented in January 1998. The prices of the Company's commodities (beef, pork, chicken, seafood and produce) are subject to seasonal fluctuations. Accordingly, food cost results for the third quarter ended October 4, 1998 may not be indicative of results to be expected for the year.

LABOR AND BENEFITS

         Labor and benefits include restaurant management salaries, bonuses, hourly wages for unit level employees, payroll taxes and various employee benefit programs.

         As a percentage of net sales, labor and benefits increased 0.5% from 28.1% in the third quarter of 1997 to 28.6% in the third quarter of 1998 and increased 1.0% from 27.7% for the nine-month period ended October 5, 1997 to 28.7% for the nine-month period ended October 4, 1998. The increase in both the third quarter and nine-month period is primarily attributable to: (i) operating on lower average unit volumes, compared to the corresponding periods of last year and (ii) increased employee training focusing on strengthening customer service, product quality, speed and efficiency.

OCCUPANCY AND OTHER

         Occupancy and other costs and expenses are primarily fixed in nature and, with the exception of advertising, generally do not vary with unit sales volume. Rent, insurance, property taxes, utilities, maintenance and advertising account for the major expenditures in this category.

         Occupancy and other costs as a percentage of net sales was 14.7% in both the third quarter of 1998 and the third quarter of 1997 and increased 0.2% from 14.6% for the nine-month period ended October 5, 1997 to 14.8% for the nine-month period ended October 4, 1998.

         As a result of operating with a larger restaurant base during 1998, occupancy and other costs and expenses have increased in total absolute dollars. The percentage increase of 0.3% for the nine-month period ended October 4, 1998, is primarily attributable to operating on lower average unit volumes.

DEPRECIATION AND AMORTIZATION

         The Company records depreciation on its property and equipment on a straight-line basis over an estimated useful life. In addition, this category also includes amortization of a new restaurant's preopening costs, which include costs of hiring and training the initial staff and certain other costs. The preopening costs are amortized over a one-year period commencing with a restaurant's opening. As of October 4, 1998, the amount of preopening costs, net of amortization, on the Company's balance sheet was $2,728,834. (See Note 5 of "Notes to Unaudited Financial Statements").

         For the third quarter of 1998, depreciation and amortization amounted to $1,257,718, an increase of $348,915 or 38.4% over the comparable period in 1997. For the nine-month period ended October 4, 1998, these expenses amounted to $3,676,770, an increase of $967,357 or 35.7% over the comparable period in 1997. As a percentage of net restaurant sales, these expenses declined 0.7% from 5.7% for the third quarter of 1997 to 5.0% for the third quarter of 1998 and declined 0.4% from 5.4% for the nine-month period ended October 5, 1997 to 5.0% for the nine-month period ended October 4, 1998. The increase in absolute dollars is primarily the result of increased depreciation and amortization resulting from the opening of 23 new restaurants since the beginning of 1997. The 0.7% and 0.4% percentage declines in the third quarter and nine-month period ended October 4, 1998 is primarily attributable to the amortization of preopening costs over an expanding sales base.

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

         For the third quarter of 1998, general and administrative expenses amounted to $1,233,831, an increase of $488,952 or 65.6% over the comparable period in 1997. For the nine-month period ended October 4, 1998, these expenses amounted to $4,161,567, an increase of $1,523,160 or 57.7% over the comparable period in 1997. As a percentage of net sales, these expenses increased 0.4% from 4.6% for the third quarter of 1997 to 5.0% for the third quarter of 1998 and increased 0.3% from 5.3% for the nine-month period ended October 5, 1997 to 5.6% for the nine-month period ended October 4, 1998.

         The dollar increase is primarily attributable to the Company significantly expanding its management and staff personnel in the areas of operations, training, real estate, construction and accounting. Most of the staff additions were made during the fourth quarter of 1997 in preparation for the Company's expected growth in 1998. Because of the Company's expansion plans and the expected increase in net sales as a result thereof, management expects these expenses to continue to increase during 1998 in absolute dollars, but to decline slightly as a percentage of net sales from the 5.6% rate for the nine-months ended October 4, 1998. For a discussion of factors affecting the Company's plans to open additional restaurants, see "Liquidity and Capital Resources."

OTHER INCOME (EXPENSE)

         Net interest income (interest income minus interest expense) from cash, cash equivalents and investments amounted to $17,121 during the third quarter of 1998, compared to $258,709 during the comparable period last year. For the nine-month period ended October 4, 1998, net interest income amounted to $322,700, compared to $374,707 in the comparable period last year. During the third quarter of last year the Company completed a public offering of its Common Stock with net proceeds to the Company amounting to approximately $24.6 million. Accordingly, during the third quarter of 1997, with higher levels of invested cash, the Company generated increased interest income from its various taxable and non-taxable investments.

         During the nine-month period ended October 4, 1998, the Company had four franchised restaurants in operation compared to two for the corresponding period of 1997. The Company's newest franchised restaurant opened in Fayetteville, North Carolina in June 1998. In connection with the opening, the Company recognized as income the initial non-refundable $30,000 franchise fee collected. During the first nine-months of 1998, royalty fees of $204,392 were received from the four franchised restaurants.

INCOME TAXES

         The effective tax rate for both the third quarter and nine-month period ended October 4, 1998 was 35.2%. For the corresponding third quarter and nine-month period of 1997 the effective tax rates were 33.0% and 35.3%, respectively. The lower tax rate of 33.0% during the third quarter of 1997 is attributable to an increase in tax-exempt interest income.

NET EARNINGS

         As a result of the factors discussed above, net earnings in the third quarter of 1998 increased $543,931 or 31.6% to $2,263,748, from $1,719,817 in the third quarter of 1997. As a percentage of net sales, net earnings decreased 1.5% from 10.7% in the third quarter of 1997 to 9.2% in the third quarter of 1998. Diluted earnings per share increased $0.07 or 29.2% in the third quarter of 1998 to $0.31 from $0.24 in the third quarter of 1997, with an 1.8 % increase in diluted shares of Common Stock outstanding.

         Net earnings increased $1,761,324 or 35.9% to $6,672,128 for the nine-month period ended October 4, 1998 from $4,910,804 for the nine months ended October 5, 1997. As a percentage of net sales, net earnings decreased 0.7% from 9.8% for the nine-month period ended October 5, 1997 to 9.1% for the nine-month period ended October 4, 1998. Diluted earnings per share increased $.15 or 20.0% for the nine months ended October 4, 1998 to $0.90 from $0.75 for the nine-months ended October 5, 1997 with a 12.6% increase in shares of Common Stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         In July 1997, the Company completed a public offering whereby 1,100,000 shares of Common Stock were sold. Proceeds to the Company (after underwriting discounts and expenses) amounted to approximately $24.6 million. These proceeds, together with cash on hand, cash flow from operations and lease financing, have enabled the Company to open 17 new restaurants since July 1997. The Company has available an unsecured $2.5 million revolving credit facility with a local bank, of which approximately $1.4 million was unused as of October 4, 1998. The Company is currently negotiating a new $60 million credit facility with a local bank which it anticipates finalizing in December 1998. This credit facility, together with cash flow from operations and lease financing, is expected to fund the Company's development program though the year 2001.

         As reflected in the table below, the Company's single largest use of funds has been for capital expenditures consisting of land, building, equipment and preopening costs associated with its restaurant development program. The principal sources of capital to fund such expenditures have been (i) cash provided by operations, (ii) net proceeds from equity offerings and (iii) lease financing. The following table provides certain information regarding the Company's sources and uses of capital for the periods presented.


                                                          Nine Months
                                                        (40 weeks ended)            Fiscal Years Ended
                                                          Oct. 4, 1998       Dec. 28, 1997      Dec. 29, 1996
                                                          ------------       -------------      -------------
                                                                            (in thousands)
Cash flows from operations                               $    7,375          $    8,915         $    7,302
Capital expenditures                                        (31,056)            (19,296)           (18,146)
Net proceeds from public offerings                               --              24,556             20,733
Net  borrowings (repayments)                                  1,150                  --             (2,579)

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

         Capital expenditures and preopening costs for the fourth quarter of 1998 are estimated to amount to approximately $13.5 million for the development of 10 or 11 new restaurants of which three or four are expected to open during the fourth quarter of 1998. For 1999, the Company anticipates opening 16 to 18 new restaurants and incurring capital expenditures ranging from approximately $36.4 million to $40.9 million, depending on the consummation of the proposed new $60 million credit facility, availability of quality sites, the hiring and training of sufficiently skilled management and other personnel and other factors.

         Management believes that available cash, the proposed new $60 million credit facility, investments, cash provided from operations, and lease financing will be sufficient to fund the Company's expansion plans through 2001. If the Company fails to consummate the $60 million credit facility, its actual results of operations fall short of, or its rate of expansion significantly exceed its plans, or should its costs or capital expenditures exceed expectations, the Company may need to seek additional financing in the future. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

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

YEAR 2000

         The following disclosure is designated as Year 2000 readiness disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act.

         As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has developed a plan to minimize the risk that its operations will be adversely affected by Year 2000 software failures and is in the process of preparing for Year 2000. Management believes that the Company's current systems are Year 2000 compliant. Through September 30, 1998, the Company has not incurred any costs in connection with Year 2000 compliance and expects to incur costs of approximately $5,000 on normal system software and equipment upgrades separate from the Year 2000 issue, which the Company anticipated incurring and budgeted in the normal course of business.

         The Company has initiated discussions with its principal food product supplier to determine the extent to which the Company is vulnerable to such supplier's failure to remediate its Year 2000 issues. The Company has been informed by its principal supplier that it expects to be Year 2000 compliant by the end of 1998. Management of the Company will confirm such compliance in early 1999. The Company's other food product suppliers are primarily comprised of small, local vendors, some of whom do not use computer-based systems for distribution and billing. In any event, management of the Company believes that any unresolved Year 2000 issues facing such vendors would not materially affect the Company. Finally, management of the Company plans to contact the utility companies providing services to its restaurants during 1999 to ensure that such service providers are or expect to be Year 2000 compliant so that no restaurant will experience an interruption of service as a result of any Year 2000 compliance problem.

         The malfunction or complete failure of the Company's systems would likely have a material adverse effect on the results of operations and financial condition of the Company. The Company currently does not have a contingency plan to address the failure of the Company's systems or the systems of its principal food supplier to be Year 2000 compliant. Should the remaining review of the Company's Year 2000 risks reveal potentially non-compliant systems or material third party risks, contingency plans will be developed to address the deficiencies revealed at that time. The Company's forward-looking statements regarding Year 2000 issues are dependent on many factors, including the ability of the Company's principal food product supplier to achieve Year 2000 compliance and the proper functioning of the Company's own systems and software, some of which are beyond the Company's control.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q and other information that is provided by the Company contains forward-looking statements, including those regarding the proposed new credit facility, the opening of additional restaurants, planned capital expenditures, the adequacy of the Company's capital resources and other statements regarding trends relating to various revenue and expense items including Year 2000 related issues. These statements are subject to a number of risks and uncertainties beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No disclosure required.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As disclosed in the Company's quarterly reports on Form 10-Q for the quarters ended April 19, 1998 and July 12, 1998, Kenneth F. Payne filed a lawsuit against the Company in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging that the Company violated the Fair Labor Standards Act and the Tennessee Whistle Blower Statute. On September 15, 1998, the United States District Court for the Middle District of Tennessee dismissed with prejudice the action brought by Mr. Payne.

         The Company is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Company except for routine litigation arising in the ordinary course of business. In the judgment of management of the Company, no material adverse effect on the Company's financial position or results of operations would result if any such litigation were not resolved in the Company's favor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)               Exhibits:

         *3.1     Amended and Restated Charter of the Registrant

         *3.2     Bylaws of the Registrant

         *4.1     Section 8 of the Amended and Restated Charter of the
                  Registrant
                  (included in Exhibit 3.1)

         *4.2     Specimen of Common Stock Certificate

         27.1 Financial Data Schedule for quarter ended October 5, 1997 (for SEC use only)

         27.2 Financial Data Schedule for quarter ended October 4, 1998 (for SEC use only)

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

                                 LOGAN'S ROADHOUSE, INC.



                                 By: /s/ David J. McDaniel
                                    -------------------------------------------
                                    David J. McDaniel,
                                    Sr. Vice President, Treasurer and Secretary
                                    (Chief Financial Officer)



Date:  November 16, 1998